Form 10QSB
period 2008-03-31
Commercial E-Waste Management Inc
filed 2008-05-15
CIK 1402785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-147193

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 Northland Drive Mendota Heights, Minnesota	55120
(Address of principal executive offices)	(Zip Code)

(651) 454-2600
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2008:

11,000,000

COMMERCIAL E-WASTE MANAGEMENT, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form S-1, originally filed with the Commission on March 24, 2008, and subsequent amendments made thereto.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
Assets	2008

Current assets:
Cash	$4,029
Accounts receivable	5,535
Inventory	8,909
Total current assets	18,473

Fixed assets, net of accumulated depreciation of $1,186	4,291

$22,764

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,729
Accrued interest	3,042
Note payable	25,000
Sales tax payable	211
Total current liabilities	41,982

Long term liabilities
Note payable - related party	4,100
Total long term liabilities	4,100

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-
Additional paid-in capital	49,065
(Deficit) accumulated during development stage	(83,383)
Total stockholders’ (deficit)	(23,318)

$22,764

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		January 25, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Revenue, net	$67,310	$573	$178,236
Cost of sales	5,345	-	11,164

Gross profit	61,965	573	167,072

Expenses:
Commissions	5,803	-	6,672
Commissions -related party	2,430	-	21,114
Depreciation expense	274	91	1,186
Executive compensation	-	10,000	10,000
General and administrative expenses	58,223	24,895	191,387
General and administrative expenses - related party	5,140	1,000	16,955
Total expenses	71,870	35,986	247,314

Other income and expenses:
Interest income	-	-	1
Interest expense	(654)	(410)	(3,042)
Total expenses	(654)	(410)	(3,041)

(Loss) before provision for income taxes	(10,559)	(35,823)	(83,283)

Provision for income taxes	(100)	-	(100)

Net (loss)	$(10,659)	$(35,823)	$(83,383)

Weighted average number of
common shares outstanding - basic and fully diluted	11,000,000	10,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		January 25, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net (loss)	$(10,659)	$(35,823)	$(83,383)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	10,000	10,000
Depreciation	274	90	1,186
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(52)	(573)	(5,535)
(Increase) decrease in inventory	818	-	(8,909)
Increase in accounts payable	8,741	2,881	13,729
Increase in accrued interest	654	410	3,042
Increase in sales tax payable	(903)	-	211
Net cash (used) by operating activities	(1,127)	(23,015)	(69,659)

Cash flows from investing activities
Purchase of fixed assets	-	(5,477)	(5,477)
Net cash provided by investing activities	-	(5,477)	(5,477)

Cash flows from financing activities
Donated capital	-	60	65
Issuances of common stock	-	14,000	50,000
Proceeds from notes payable	-	25,000	25,000
Proceeds from notes payable - related party	-	-	9,000
Payments to note payable - related party	(1,400)	-	(4,900)
Net cash provided by financing activities	(1,400)	39,060	79,165

Net increase (decrease) in cash	(2,527)	10,568	4,029
Cash - beginning	6,556	-	-
Cash - ending	$4,029	$10,568	$4,029

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000	$10,000
Number of shares issued for services - related party	-	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in the Company's registration statement on Form S-1.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

The Company was organized January 25, 2007 (Date of Inception) under the laws of the State of Nevada, as Commercial E-Waste Management, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock with a par value of $0.001 per share and up to 100,000,000 shares of its preferred stock with a par value of $0.001 per share.

The business of the Company is to collect, refurbish, resell and/or recycle information technology assets and end of life equipment.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($83,383) for the period from January 25, 2007 (inception) to March 31, 2008, and had net sales of $178,236.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company recently conducted a private offering of its debt and equity securities to obtain operating capital.  In the event additional capital is required, an officer of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets as of March 31, 2008 and 2007, consisted of the following:

	March 31,
	2008	2007
Computer equipment	$ 900	$ 900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(1,186)	(91)
	$ 4,291	$ 5,386

During the three month periods ended March 31, 2008 and 2007, the Company recorded depreciation expense of $274 and $91, respectively.

Note 5 - Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $.001 par value preferred stock.

On January 25, 2007 the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for services rendered valued at $10,000.

On February 1, 2007, an officer and director of the Company donated cash in the amount of $60.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through September 30, 2007, the Company completed a private placement pursuant to Regulation D, Rule 506, of the Securities Act of 1933, as amended, whereby the Company sold an aggregate of 1,000,000 shares of its $0.001 par value common stock for total cash of $50,000.

On October 4, 2007, an officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of March 31, 2008, there have been no other issuances of common stock.

Note 6 - Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due on February 2, 2008, and is currently in default.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  As of March 31, 2008, the Company recorded $3,042 in interest expense related to the note payable.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through March 31, 2008, the Company repaid $4,900 of the note.  As of March 31, 2008, the balance owed is $4,100.

Commercial E-Waste Management, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 7 - Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On February 1, 2007, an officer and director of the Company donated cash in the amount of $60.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through March 31, 2008, the Company repaid $4,900 of the note.  As of March 31, 2008, the balance owed is $4,100.

On October 4, 2007, an officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the three months ended March 31, 2008 and 2007, the Company paid a total of $2,430 and $0, respectively, in commissions to various related parties.

Through the three months ended March 31, 2008 and 2007, the Company paid a total of $5,140 and $1,000, respectively, to related parties for services rendered.

Note 8 - Lease Commitments

On February 12, 2007, the Company entered into a 36-month Lease Agreement for office space, which expires in February 2010.  On August 22, 2007, the Company amended its lease agreement to lease additional office space through November 30, 2007.  This addendum has subsequently been informally extended through March 31, 2008 for an additional $1,833 per month.  On December 17, 2007, the Company further amended its lease agreement to lease additional warehouse space through March 31, 2008 for an additional $667 per month.  The total rent payment through February 28, 2008 is $6,300 per month.  Each subsequent year of the lease, the Company’s base lease payments will increase by approximately $100 per month.  The Company is currently on a month-to-month basis, while in the process of renegotiating a new lease.

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Commercial E-Waste Management, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Commercial E-Waste Management’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Commercial E-Waste Management, Inc. was incorporated in Nevada on January 25, 2007.  We are an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.  We operate primarily in the greater Minneapolis, Minnesota metropolitan area.  All goods are transported from the client’s location by us to our approximately 7,000 square foot warehouse facility located in Mendota Heights, Minnesota.  We are not a recycling or waste disposal company.  We operate under three significant business units: Collection, Equipment Resale, and Recycling.

We acquire, by being paid to remove, electronic equipment and components from customers and suppliers, such as government, institutional and corporate organizations.  We essentially act as a collector of electronic waste products until they are resold or removed by a third-party waste disposal or recycling company.  We are not actively engaged in waste disposal or recycling activities and we have no facilities or licenses to do so.  Typically, we charge a negotiated per pound rate to these organizations for the removal of their unwanted e-waste materials.  In certain cases, we have elected to purchase certain equipment at prices negotiated on a case-by-case basis, with the goal of remarketing such equipment.

Our core business is the removal and collection of fully-depreciated and outmoded electronic waste.  However, there exists the opportunity to capture revenue through refurbishing, remarketing, dismantling and reselling of end-of-life equipment and components we were paid to remove.  Management uses it own discretion to evaluate which merchandise is viable for resale, at which time we contract third-parties to refurbish those items that have been identified as saleable.  We then remarket these products through independent material brokers, equipment buyers, on e-Bay or other internet auction sites, or donate them to local charitable organizations, non-profit agencies and schools.

For equipment that, in our management’s opinion, is deemed unsuitable for resale, we plan to sell to third-party recycling companies.  On average, we expect recycling companies to purchase our e-Waste at a per pound rate to be negotiated.  Certain items may not be recyclable, for which we plan to pay a third-party disposal company to remove and eliminate for us.  We do not plan to become a licensed recycling or waste disposal company.  We have not identified or contacted any recyclers or waste disposal companies with which to we can engage.

Management’s Discussion

Revenues

Since our inception on January 25, 2007, we have worked with the singular goal of executing our business plan and establishing a base of operations.  During the three months ended March 31, 2008, we generated $67,310 in revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove, net of returns, allowances, credits and discounts in the amount of $1,043.  After deducting cost of sales in the amount of $5,345, our gross profit for the three months ended March 31, 2008 was $61,965.

In the prior year ago period ended March 31, 2007, we generated $573 in revenues.  The significant increase in revenues year over year is attributable solely to our limited operational history during the three months ended March 31, 2007, as we had only been formed in January, 2007, and resultantly had no prior existing client base and had not commenced a marketing program.  We did not incur any cost of sales during the period, thus our gross profit was $573.

From January 25, 2007 through March 31, 2008, we generated $178,236 in revenues from providing our E-Waste services.  After deducting cost of goods sold in the amount of $11,164, our gross profit from our inception through December 31, 2007 was $167,072.

The table below shows a comparison of our net sales figures for each of our business units during the three month period ended March 31, 2008:

	Three Months Ended	% of
Business Unit	March 31, 2008	Revenue

Collection	$ 17,350	26%
Equipment Resale	35,036	22%
Recycling	14,924	52%

Total	$ 67,310	100%

Revenues from our five largest customers collectively accounted for approximately 37.1% of gross revenues during the year ended December 31, 2007, as follows:

Customer Name	Approximate % of Revenues

E-Tech Management	14.4%
ETK International	7.2%
KLC Financial Inc.	5.9%
Integrated Hospitality Services	4.9%
EcycleIT, Inc.	4.7%

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating Expenses

We incur various costs and expenses in the execution of our business.  We pay our sales personnel, of which two are our officers and directors, a commission based upon the level of sales generated.  In the three months ended March 31, 2008, total commissions were $8,233 to our sales staff, of which $2,430 was paid to related parties and $5,803 was paid to non-related parties.  In the comparable period ended March 31, 2007, no commissions were paid.  During the period from our inception on January 25, 2007 through March 31, 2008, we paid a total of $27,786 in commissions, of which $21,114 was paid to related parties and $6,672 was paid to non-related parties.

We own certain depreciable assets, consisting of computer equipment and furniture and fixtures.  During the three months ended March 31, 2008 and 2007, we recognized $274 and $91 in depreciation expense, respectively.  Since our inception through March 31, 2008, total depreciation expenses were $1,186.

We did not recognize any executive compensation in the most recent quarter ended March 31, 2008.  On January 25, 2007, we issued shares of stock in lieu of cash for services related to developmental activities on our behalf to our President, Brenda Pfeifer.  As a result, during the year ago period ended March 31, 2007, we recorded $10,000 in executive compensation, which is singularly attributable to compensation paid to Mrs. Pfeifer.  Since our inception to March 31, 2008, total executive compensation was $10,000, related to the stock issuance to Mrs. Pfeifer.

Since our inception to March 31, 2008, we spent $208,342 in general and administrative expenses, of which $16,955 was paid to related parties for services rendered.  General and administrative expenses mainly consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.  During the quarter ended March 31, 2008, total general and administrative expenses were $63,363, of which $5,140 was paid to related parties.  During this period, rent expense in the amount of $18,900 accounted for approximately 30% of total general and administrative fees, while utilities expense of $7,483 made up 12% of general and administrative expenses during the period.

In the year ago period ended March 31, 2007, we incurred general and administrative expenses in the amount of $25,895, of which $1,000 was paid to related parties.  The significant increase in year-over-year general and administrative expenses is partly attributable to our limited operations in the first 65 of our life as a company during the quarter ended March 31, 2007.  Office expenses in the amount of $8,596 and rent expenses of $11,400 collectively accounted for 77% of total general and administrative expenses during the three months ended March 31, 2007.

Total operating expenditures during the most recent quarter ended March 31, 2008 was $71,870.  In the three months ended March 31, 2007, total operating expenses were $35,986.  Our total operating expenses from our inception to March 31, 2008 was $247,314.  We do not expect our operating expenses to plateau or decline in the foreseeable future.  Instead, we expect these expenses to continue for at least the next 12 months.

Interest Expense

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the periods ended March 31, 2008 and 2007, we accrued interest expenses related to this loan in the amounts of $654 and $410, respectively.  From our inception to March 31, 2008, interest expense related to this loan totaled $3,042.

Net Loss

We have experienced net losses in all periods since our inception on January 25, 2007.  During the three months ended March 31, 2008, our net loss amounted to $10,659, while we had a net loss of $35,823 in the comparable three month period ended March 31, 2007.  In the period from our inception to March 31, 2008, our net loss totaled $83,383.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Cash

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.

On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of March 31, 2008, we have accrued interest in the aggregate amount of $3,042, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.

On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.

On September 9, 2007, we issued a long term note payable in the amount of $9,000 to an officer and director.  As of March 31, 2008, we have repaid a total of $4,900 of this loan.  The principal balance owed on this note is $4,100, as of March 31, 2008

As of March 31, 2008, we had cash on hand in the amount of $4,029.  It is anticipated that we are in a precarious financial position and may be unable to maintain our operations through the year ended December 31, 2008, assuming our revenues and expenses remain stable, of which there can be no guarantee.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.  Our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Employees

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our staff appear sufficient at this time.  We do not expect to hire any additional employees over the next 12 months.

Miscellaneous

No development related expenses have been or will be paid to our affiliates.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Weaver and Martin, LLC, our independent registered public accounting firm, that during their performance of audit procedures for 2007 Weaver and Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

On January 30, 2007, we issued 10,000,000 shares of our common stock to Brenda Pfeifer, our founding shareholder and an officer and our sole director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Mrs. Pfeifer received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. Pfeifer had fair access to and was in possession of all available material information about our company, as is an officer and director of Commercial E-Waste Management, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In July 2007, we sold an aggregate of 1,000,000 shares of our common stock to 28 shareholders, all of whom are not affiliated with us.  The shares were issued at a price of $0.05 per share for total gross cash proceeds in the amount of $50,000.  There were no commissions or discounts and this was a best efforts, self-underwritten offering conducted by the issuer.  The shares bear a restrictive transfer legend.  This July 2007 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Commercial E-Waste Management, Inc..  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

10	Material Contracts

(a) Lease Agreement (2)

(b) Addendum to the Lease Agreement (2)

(c) Bridge Loan Agreement dated February 2, 2007 (2)

(d) Promissory Note dated September 1, 2007 (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Brenda Pfeifer

(b) Eugene Pfeifer

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)

Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007.

(2)

Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2/A filed on January 23, 2008.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Brenda Pfeifer	President and	May 15, 2008
Brenda Pfeifer	Chief Executive Officer

/s/ Eugene Pfeifer	Chief Financial Officer	May 15, 2008
Eugene Pfeifer

/s/ Eugene Pfeifer	Chief Accounting Officer	May 15, 2008
Eugene Pfeifer