Form 10-Q
period 2008-06-30
Commercial E-Waste Management Inc
filed 2008-08-12
CIK 1402785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-147193

COMMERICAL E-WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2510 Northland Drive, Mendota Heights, MN	55120
(Address of principal executive offices)	(Zip Code)

(651) 454-2600
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]   No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at June 30, 2008)

COMMERCIAL E-WASTE MANAGEMENT, INC.

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

Commercial E-Waste Management, Inc.

Condensed Balance Sheet

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$1,226	$6,556
Accounts receivable	8,487	5,483
Inventory	6,479	9,727
Total current assets	16,192	21,766

Fixed assets, net of accumulated depreciation of $1,460
And $912 as of 6/30/08 an d12/31/07, respectively	4,017	4,565

	$20,209	$26,331

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$6,720	$4,988
Accrued interest	3,697	2,388
Note payable	25,000	25,000
Sales tax payable	1,527	1,114
Total current liabilities	36,944	33,490

Long term liabilities
Note payable - related party	2,800	5,500
Total long term liabilities	2,800	5,500

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,065	49,065
(Deficit) accumulated during development stage	(79,600)	(72,724)
Total stockholders’ (deficit)	(19,535)	(12,659)

	$20,209	$26,331

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue, net of returns and allowances	$60,776	$19,917	$128,086	$20,490
Cost of sales	6,541	73	11,886	73

Gross profit	54,235	19,844	116,200	20,417

Expenses:
Commissions	2,289	664	8,093	664
Commissions -related party	-	4,565	2,430	4,565
Depreciation expense	274	274	548	364
Executive compensation	-	-	-	10,000
General and administrative expenses	39,715	23,776	97,937	48,673
General and administrative expenses - related party	7,520	2,250	12,660	3,250
Total expenses	49,798	31,529	121,668	67,516

Other income and expenses:
Interest income	1	-	1	-
Interest expense	(655)	(654)	(1,309)	(1,064)
Total expenses	(654)	(654)	(1,308)	(1,064)

(Loss) before provision for income taxes	3,783	(12,339)	(6,776)	(48,163)

Provision for income taxes	-	-	(100)	-

Net income (loss)	$3,783	$(12,339)	$(6,876)	$(48,163)

Weighted average number of
common shares outstanding - basic and fully diluted	11,000,000	10,010,000	11,000,000	10,005,833

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.

Condensed Statements of Cash Flows

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(6,876)	$(48,163)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services - related party	-	10,000
Depreciation	548	364
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,004)	(11,710)
Decrease in inventory	3,248	-
Increase in accounts payable	1,732	2,627
Increase in accrued interest	1,309	1,064
Increase in sales tax payable	413	-
Net cash (used) by operating activities	(2,630)	(45,818)

Cash flows from investing activities
Purchase of fixed assets	-	(5,477)
Net cash provided by investing activities	-	(5,477)

Cash flows from financing activities
Donated capital	-	60
Issuances of common stock	-	45,500
Proceeds from notes payable	-	25,000
Proceeds from notes payable - related party	-	-
Payments to note payable - related party	(2,700)	-
Net cash provided by financing activities	(2,700)	70,560

Net increase (decrease) in cash	(5,330)	19,265
Cash - beginning	6,556	-
Cash - ending	$1,226	$19,265

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services - related party	$-	$10,000
Number of shares issued for services - related party	-	10,000,000

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($79,600) for the period from January 25, 2007 (inception) to June 30, 2008, and had net sales of $239,012.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Commercial E-Waste Management, Inc.

Notes to Condensed Financial Statements

Note 4 - Fixed assets

Fixed assets as of June 30, 2008 and 2007, consisted of the following:

	June 30,
	2008	2007
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(1,460)	(364)
	$4,017	$5,113

During the three month periods ended June 30, 2008 and 2007, the Company recorded depreciation expense of $274 and $274, respectively.

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

As of June 30, 2008, there have been no other issuances of common stock.

Note 6 - Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due on February 2, 2008, and is currently in default.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  As of June 30, 2008, the Company recorded $3,697 in interest expense related to the note payable.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through June 30, 2008, the Company repaid $6,200 of the note.  As of June 30, 2008, the balance owed is $2,800.

Commercial E-Waste Management, Inc.

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

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through June 30, 2008, the Company repaid $6,200 of the note.  As of June 30, 2008, the balance owed is $2,800.

On October 4, 2007, an officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the three months ended June 30, 2008 and 2007, the Company paid a total of $0 and $4,565, respectively, in commissions to various related parties.

Through the three months ended June 30, 2008 and 2007, the Company paid a total of $7,520 and $2,250, respectively, to related parties for services rendered.

Note 8 - Lease Commitments

On February 12, 2007, the Company entered into a 36-month Lease Agreement for office space, which expires in February 2010.  On August 22, 2007, the Company amended its lease agreement to lease additional office space through November 30, 2007.  This addendum has subsequently been informally extended through March 31, 2008 for an additional $1,833 per month.  On December 17, 2007, the Company further amended its lease agreement to lease additional warehouse space through March 31, 2008 for an additional $667 per month.  As of April 1, 2008, the second addendum has expired and the current total rent payment is approximately $5,851 per month.  Each subsequent year of the lease, the Company’s base lease payments will increase by approximately $100 per month.  The Company is currently on a month-to-month basis, while in the process of renegotiating a new lease.

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Commercial E-Waste Management, Inc. was incorporated in Nevada on January 25, 2007.  We are an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.  We operate primarily in the greater Minneapolis, Minnesota metropolitan area.  All goods are transported from the client’s location by us to our approximately 5,000 square foot warehouse facility located in Mendota Heights, Minnesota.  We are not a recycling or waste disposal company.  We operate under three significant business units: Collection, Equipment Resale, and Recycling.

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

Results of Operation

Revenues, Cost of Goods Sold and Gross Profit

During the three months ended June 30, 2008, we generated $60,776 in revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove, net of returns, allowances, credits and discounts in the amount of $5.  After deducting cost of sales in the amount of $6,541, our gross profit for the three months ended June 30, 2008 was $54,235.  In the prior year ago three month period ended June 30, 2007, we generated $19,917 in revenues, net of returns, allowances, credits and discounts in the amount of $60.  After deducting cost of sales in the amount of $73, our gross profit for the three months ended June 30, 2007 was $19,844.  The significant increase in revenues, and thereby gross profit, year over year is attributable solely to our limited operational history during the three months ended June 30, 2007, as we had only been formed in January, 2007, and resultantly had no prior existing client base and had not commenced a marketing program.

In the six months ended June 30, 2008, our revenues from sales were $128,086, net of returns, allowances, credits and discounts in the amount of $1,048.  Factoring into account cost of goods sold during the period in the amount of $11,886, our gross profit during the six months ended June 30, 2008 was $116,200.  In comparison, during the six months ended June 30, 2007, revenues were $20,490, net of returns, allowances, credits and discounts in the amount of $60.  Our gross profit, after deducting $73 in cost of goods sold was $20,417 during the six month period ended June 30, 2007.

The table below shows a comparison of our net sales figures for each of our business units during the three month period ended June 30, 2008:

	Three Months Ended	% of
Business Unit	June 30, 2008	Gross Revenue

Collection	$ 8,035	13.2%
Equipment Resale	47,759	78.6%
Recycling	4,982	8.2%

Total	$ 60,776	100%

Revenues from our five largest customers collectively accounted for approximately 63.4% of gross revenues during the three months ended June 30, 2008, as follows:

Customer Name	Approximate % of Revenues

Weather Nation	16.7%
Commercial Environments, Inc.	13.8%
J-I-T Services, Inc.	13.0%
ETK International	12.2%
La Central	7.7%

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating Expenses - Commissions

We incur various costs and expenses in the execution of our business.  We pay our sales personnel, of which two are our officers and directors, a commission based upon the level of sales generated.  In the three months ended June 30, 2008, total commissions were $2,289 to our sales staff, all of which was paid to non-related parties.  In the comparable period ended June 30, 2007, we paid a total of $5,229 in commissions, of which $4,565 was paid to related parties and $664 was paid to non-related parties.  The decrease in overall commissions paid during the second quarter of 2008 as opposed to the second quarter of 2007 is primarily attributable to the reduction in the average percentage rate of commissions we paid during the three months ended June 30, 2008.  Commissions paid during the three months ended June 30, 2008 and 2007 comprised 4.6% and 16.6% of aggregate operating expenses, respectively.

In the six months ended June 30, 2008, we paid a total of $10,523 in commissions, of which $2,430 was paid to related parties and $8,093 was paid to non-related parties.  In comparison, we paid a total of $5,229 in commissions to our sales personnel during the six months ended June 30, 3007, of which $4,565 was paid to related parties and $664 was paid to non-related parties.

Operating Expenses - Depreciation Expense

We own certain depreciable assets, consisting of computer equipment and furniture and fixtures.  During the three months ended June 30, 2008 and 2007, we recognized $274 and $274 in depreciation expense, respectively.  Depreciation expense recognized during the three months ended June 30, 2008 and 2007 contributed 0.6% and 0.9% of aggregate operating expenses, respectively.  In the six months ended June 30, 2008 and 2007, depreciation expenses were $548 and $364, respectively.

Operating Expenses - Executive Compensation

We did not recognize any executive compensation in the three month periods ended June 30, 2008 and 2007.  On January 25, 2007, we issued shares of stock in lieu of cash for services related to developmental activities on our behalf to our President, Brenda Pfeifer.  As a result, during the year ago six months ended June 30, 2007, we recorded $10,000 in executive compensation, which is singularly attributable to compensation paid to Mrs. Pfeifer.  During the six months ended June 30, 2008, we did not record any executive compensation.

Operating Expenses - General and Administrative

In the operating of our business, we incur general and administrative expenses mainly consisting of, but not limited to, rent, office expenditures, labor costs and professional fees.  During the quarter ended June 30, 2008, total general and administrative expenses were $47,235, of which $7,520 (or 16% of aggregate general and administrative expense) was paid to related parties.  During this period, rent expense in the amount of $14,527 accounted for approximately 31% of total general and administrative fees, while direct labor expense of $8,235 made up 17% of general and administrative expenses during the three months ended June 30, 2008.  General and administrative expenses incurred during the three months ended June 30, 2008 comprised 94.9% of aggregate operating expenses.

In the year ago three month period ended June 30, 2007, we incurred general and administrative expenses in the amount of $26,026, of which $2,250 (or 9% of aggregate general and administrative costs) was paid to related parties.  The significant increase in year-over-year general and administrative expenses is partly attributable to our limited operations in the first 5 months of our life as a company during the quarter ended June 30, 2007.  During the three months ended June 30, 2007, rent expense in the amount of $11,400, which was 44% of total general and administrative expenses, and the office supplies of $3,780, which accounted for 15% of total general and administrative expenses.  General and administrative expenses incurred during the three months ended June 30, 2007 comprised 82.5% of aggregate operating expenses.

During the six months ended June 30, 2008, general and administrative costs were $110,597, of which $12,660 was paid to related parties.  In contrast, general and administrative expenses totaled $51,923 during the year ago six month period ended June 30, 2007.

Total Operating Expenses

Total operating expenditures during the most recent quarter ended June 30, 2008 were $49,798.  In the three months ended June 30, 2007, total operating expenses were $31,529.  In the comparable six month periods ended June 30, 2008 and 2007, total operating expenses were $121,668 and $67,516, respectively.  We do not expect our operating expenses to plateau or decline in the foreseeable future.  Instead, we expect these expenses to continue for at least the next 12 months.

Interest Income and Expense

We opened a cash account in fiscal year 2008 that earns a nominal rate of interest.  During the three and six month periods ended June 30, 2008, we earned $1 of interest income.  We did not earn any interest income in the year ago three and six months ended June 30, 2007.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three month periods ended June 30, 2008 and 2007, we accrued interest expenses related to this loan in the amounts of $655 and $654, respectively.  In the six months ended June 30, 2008 and 2007, interest expense related to this loan was $1,309 and $1,064, respectively.  As of June 30, 2008, we recorded $3,697 in accrued interest related to the note payable.

Net Loss

In all prior periods and since our inception we incurred net losses.  However, the three months ended June 30, 2008 was the first period during which we recorded a net profit, in the amount of $3,783.  In comparison, we incurred a net loss during the three months ended June 30, 2007, in the amount of $12,339.  During the six months ended June 30, 2008, our net loss totaled $6,876 compared to a net loss of $48,163 in the year ago six month period ended June 30, 2007.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.

On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of June 30, 2008, we have accrued interest in the aggregate amount of $3,697, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.

On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.

On September 9, 2007, we issued a long term note payable in the amount of $9,000 to an officer and director.  As of June 30, 2008, we have repaid a total of $6,200 of this loan.  The principal balance owed on this note is $2,800, as of June 30, 2008.

It is anticipated that we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2008, assuming our revenues and expenses remain relatively stable, of which there can be no guarantee.  As of June 30, 2008, we had current assets of $16,192, compared to current liabilities in the amount of $36,944.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.  Our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $3,697 through June 30, 2008.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Brenda Pfeifer	President and	August 12, 2008
Brenda Pfeifer	Chief Executive Officer

/s/ Eugene Pfeifer	Chief Financial Officer	August 12, 2008
Eugene Pfeifer

/s/ Eugene Pfeifer	Chief Accounting Officer	August 12, 2008
Eugene Pfeifer