Form 10-Q
period 2008-09-30
Commercial E-Waste Management Inc
filed 2008-11-19
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at November 19, 2008)

COMMERCIAL E-WASTE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

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

Commercial E-Waste Management, Inc.
Condensed Balance Sheet

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Current assets:
Cash	$353	$6,556
Accounts receivable, less allowance for doubtful
Accounts of $158 at September 30, 2008	2,388	5,483
Inventory	4,449	9,727
Total current assets	7,190	21,766

Fixed assets, net of accumulated depreciation of $1,734
And $912 as of 9/30/08 and 12/31/07, respectively	3,743	4,565

	$10,933	$26,331

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,116	$4,988
Accrued interest	4,358	2,388
Notes payable	26,500	25,000
Sales tax payable	2,906	1,114
Total current liabilities	35,880	33,490

Long term liabilities
Note payable – related party	200	5,500
Total long term liabilities	200	5,500

Total liabilities	36,080	38,990

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,065	49,065
(Deficit) accumulated during development stage	(85,212)	(72,724)
Total stockholders’ (deficit)	(25,147)	(12,659)

	$10,933	$26,331

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue, net of returns and allowances	$37,824	$33,123	$165,910	$53,613
Cost of sales	4,918	2,748	16,804	2,821

Gross profit	32,906	30,375	149,106	50,792

Expenses:
Commissions	600	205	8,692	869
Commissions –related party	-	6,227	2,430	10,792
Depreciation expense	274	274	822	638
Executive compensation	-	-	-	10,000
General and administrative expenses	30,809	35,550	128,746	84,223
General and administrative expenses – related party	6,173	4,125	18,833	7,375
Total expenses	37,856	46,381	159,523	113,897

Other income and expenses:
Interest income	1	-	1	-
Interest expense	(662)	(662)	(1,971)	(1,726)
Total expenses	(661)	(662)	(1,970)	(1,726)

(Loss) before provision for income taxes	(5,611)	(16,668)	(12,387)	(64,831)

Provision for income taxes	-	-	(100)	-

Net income (loss)	$(5,611)	$(16,668)	$(12,487)	$(64,831)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	10,997,065	11,000,000	10,373,548

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities
Net (loss)	$(12,487)	$(64,831)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	10,000
Depreciation	822	638
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	2,937	(13,561)
Increase in allowance for doubtful accounts	158	-
Decrease (Increase) in inventory	5,278	(9,987)
(Decrease) Increase in accounts payable	(2,872)	2,563
Increase in accrued interest	1,970	1,726
Increase in sales tax payable	1,791	304
Net cash (used) by operating activities	(2,403)	(73,148)

Cash flows from investing activities
Purchase of fixed assets	-	(5,477)
Net cash provided by investing activities	-	(5,477)

Cash flows from financing activities
Donated capital	-	60
Issuances of common stock	-	50,000
Proceeds from notes payable	1,500	25,000
Proceeds from notes payable – related party	-	9,000
Payments to note payable – related party	(5,300)	-
Net cash provided by financing activities	(3,800)	84,060

Net increase (decrease) in cash	(6,203)	5,435
Cash – beginning	6,556	-
Cash – ending	$353	$5,435

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash transactions:
Shares issued for services – related party	$-	$10,000
Number of shares issued for services – related party	-	10,000,000

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 1 – Basis of presentation

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

Note 2 – History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($85,212) for the period from January 25, 2007 (inception) to September 30, 2008, and had net sales of $276,835.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of September 30, 2008 and 2007, consisted of the following:

	September30,
	2008	2007
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(1,734)	(638)
	$3,743	$4,839

During the three month periods ended September 30, 2008 and 2007, the Company recorded depreciation expense of $274 and $274, respectively.

Note 5 – Stockholders’ equity

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

As of September 30, 2008, there have been no other issuances of common stock.

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due on February 2, 2008, and is currently in default.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  As of September 30, 2008, the Company recorded $4,358 in interest expense related to the note payable.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through September 30, 2008, the Company repaid $8,800 of the note.  As of September 30, 2008, the balance owed is $200.

On August 20, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 7 – Related party transactions

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

Through the three months ended September 30, 2008 and 2007, the Company paid a total of $0 and $6,227, respectively, in commissions to various related parties.

Through the three months ended September 30, 2008 and 2007, the Company paid a total of $6,173 and $4,125, respectively, to related parties for services rendered.

Note 8 – Lease Commitments

On February 12, 2007, the Company entered into a 36-month Lease Agreement for office space, which was set to expire in February 2010.  On August 22, 2007, the Company amended its lease agreement to lease additional office space through November 30, 2007.  This addendum was subsequently informally extended through March 31, 2008 for an additional $1,833 per month.  On December 17, 2007, the Company further amended its lease agreement to lease additional warehouse space through March 31, 2008 for an additional $667 per month.  To preserve our own working capital, we have arranged to be released from the obligations of our February 12, 2007 lease agreement.  The property owner has terminated our lease, effective September 5, 2008, and no further lease payments will be made.  We currently utilize office and storage space provided by an officer and sole director on an as-needed basis, at no charge to us.

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

For equipment that, in our management’s opinion, is deemed unsuitable for resale, we sell to third-party recycling companies.  On average, we expect recycling companies to purchase our e-Waste at a per pound rate to be negotiated.  Certain items may not be recyclable, for which we plan to pay a third-party disposal company to remove and eliminate for us.  We do not plan to become a licensed recycling or waste disposal company.  We have not identified or contacted any recyclers or waste disposal companies with which to we can engage.

Results of Operation for the Quarter ended September 30, 2008 and 2007

Revenues, Cost of Goods Sold and Gross Profit

During the three months ended September 30, 2008, we generated $37,824 in revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove, net of returns, allowances, credits and discounts in the amount of $630.  In the comparable three month period ended September 30, 2007, we generated $33,123 in revenues and did not recognize any returns, allowances, credits or discounts.  The $4,701 net increase in revenues represents an increase of approximately 14% year-over-year.

Cost of sales in the quarter ended September 30, 2008 was $4,918 compared to $2,748 in the period ended September 30, 2007.  The 79%, or $2,170, increase in cost of goods sold is due primarily to higher credit card transaction processing fees and shipping and delivery costs in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

After deducting cost of sales, our gross profit for the three months ended September 30, 2008 was $32,906, as opposed to a gross profit of $30,375 in the three month period ended September 30, 2007.

The table below shows a comparison of our net sales figures for each of our business units during the three month period ended September 30, 2008 compared to the three months ended September 30, 2007:

	Three Months Ended	% of	Three Months Ended	% of
Business Unit	September 30, 2008	Gross Revenue	September 30, 2007	Gross Revenue

Collection	$2,297	6.1%	$9,233	27.9%
Equipment Resale	27,567	72.9%	23,890	72.1%
Recycling	7,960	21.0%	-	0.0%

Total	$37,824	100.0%	$33,123	100.0%

Revenues from our five largest customers collectively accounted for approximately 60.9% of gross revenues during the three months ended September 30, 2008, as follows:

Customer Name	Approximate % of Revenues

ETK International	20.7%
Vallon, LLC	16.7%
Victoria Republics	10.4%
Custom Education Solutions	7.2%
Anchor Distributing	5.9%

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating Expenses – Commissions

We incur various costs and expenses in the execution of our business.  We pay our sales personnel, of which two are our officers and directors, a commission based upon the level of sales generated.  In the three months ended September 30, 2008, total commissions were $600 to our sales staff, all of which was paid to non-related parties.  In the comparable period ended September 30, 2007, we paid a total of $6,432 in commissions, of which $6,227 was paid to related parties and $205 was paid to non-related parties.  The decrease in overall commissions paid is primarily attributable to the elimination of a commission-based sales system during the three months ended September 30, 2008.  Commissions paid during the three months ended September 30, 2008 and 2007 comprised 1.6% and 13.9% of aggregate operating expenses, respectively.

Operating Expenses – Depreciation Expense

We own certain depreciable assets, consisting of computer equipment and furniture and fixtures.  During the three months ended September 30, 2008 and 2007, we recognized $274 and $274 in depreciation expense, respectively.

Operating Expenses – General and Administrative

In the operating of our business, we incur general and administrative expenses mainly consisting of, but not limited to, rent, office expenditures, labor costs and professional fees.  During the quarter ended September 30, 2008, total general and administrative expenses were $36,982, of which $6,173 (or 16.7% of aggregate general and administrative expense) was paid to related parties.  During this period, rent expense in the amount of $12,552 accounted for approximately 33.9% of total general and administrative fees, while direct labor expense of $7,687 made up 20.8% of general and administrative expenses during the three months ended September 30, 2008.

In the comparable three month period ended September 30, 2007, we incurred general and administrative expenses in the amount of $39,675, of which $4,125 (or 10.4% of aggregate general and administrative costs) was paid to related parties.  During the three months ended September 30, 2007, rent expense in the amount of $13,233, which was 33.4% of total general and administrative expenses, and the direct labor of $8,184, which accounted for 20.6% of total general and administrative expenses.

Total Operating Expenses

Total operating expenditures during the most recent quarter ended September 30, 2008 were $37,856.  In the three months ended September 30, 2007, total operating expenses were $46,381.  We do not expect our operating expenses to plateau or decline in the foreseeable future.  Instead, we expect these expenses to continue for at least the next 12 months.

Interest Income and Expense

We opened a cash account in fiscal year 2008 that earns a nominal rate of interest.  During the three months ended September 30, 2008, we earned $1 of interest income.  We did not earn any interest income in the comparable three months ended September 30, 2007.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three month periods ended September 30, 2008 and 2007, we accrued interest expenses related to this loan in the amounts of $662 and $662, respectively.  As of September 30, 2008, we recorded $4,358 in total accrued interest related to the note payable.

Net Loss

During the three months ended September 30, 2008 we recorded a net loss, in the amount of $5,611.  In comparison, we incurred a net loss during the three months ended September 30, 2007, in the amount of $16,668.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Results of Operation for the Nine Months ended September 30, 2008 and 2007

It is difficult to compare the nine months ended September 30, 2008 to those of the nine months ended September 30, 2007, in that we were only recently incorporated in January 2007 and were considered a development stage enterprise through the quarter ended March 31, 2008.  Thusly, comparisons made henceforth may not be indicative of future performance or results.

Revenues, Cost of Goods Sold and Gross Profit

During the nine months ended September 30, 2008, we generated $165,910 in revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove, net of returns, allowances, credits and discounts in the amount of $1,678.  In the comparable nine month period ended September 30, 2007, we generated $53,613 in revenues and did not recognize any returns, allowances, credits or discounts.

Through the nine months ended September 30, 2008, cost of sales was $16,804 compared to $2,821 in the nine month period ended September 30, 2007.  The 495.7%, or $13,983, increase in cost of goods sold is significantly related to the higher volume of transactions processed during the nine months ended September 30, 2008 compared to the year ago period.

After deducting cost of sales, our gross profit for the nine months ended September 30, 2008 was $149,106, as opposed to a gross profit of $50,792 in the comparable nine month period ended September 30, 2007.

The table below shows a comparison of our net sales figures for each of our business units during the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended	% of	Nine Months Ended	% of
Business Unit	September 30, 2008	Gross Revenue	September 30, 2007	Gross Revenue

Collection	$27,681	16.7%	$28,167	52.5%
Equipment Resale	110,363	66.5%	25,446	47.5%
Recycling	27,866	16.8%	-	0.0%

Total	$165,910	100.0%	$53,613	100.0%

Revenues from our five largest customers collectively accounted for approximately 28.3% of gross revenues during the nine months ended September 30, 2008, as follows:

Customer Name	Approximate % of Revenues

ETK International	10.8%
E-Tech Management	6.0%
Weather Nation	4.0%
Vallon, LLC	3.9%
Commercial Environments	3.6%

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating Expenses – Commissions

During the nine months ended September 30, 2008, total commissions were $11,122 to our sales staff, of which $8,692 was paid to non-related parties and $2,430 was paid to related parties.  In the comparable nine month period ended September 30, 2007, we paid a total of $11,661 in commissions, of which $10,792 was paid to related parties and $869 was paid to non-related parties.  Commissions paid during the nine months ended September 30, 2008 and 2007 comprised 7.0% and 10.2% of aggregate operating expenses, respectively.

Operating Expenses – Depreciation Expense

During the nine months ended September 30, 2008 and 2007, we recognized $822 and $638 in depreciation expense, respectively.  Depreciation expense recognized during these nine month periods contributed 0.5% and 0.6% of aggregate operating expenses, respectively.

Operating Expenses – Executive Compensation

On January 25, 2007, we issued shares of stock in lieu of cash for services related to developmental activities on our behalf to our President, Brenda Pfeifer.  As a result, during the nine months ended September 30, 2007, we recorded $10,000 in executive compensation, which is singularly attributable to compensation paid to Mrs. Pfeifer.  During the nine months ended September 30, 2008, we did not record any executive compensation.

Operating Expenses – General and Administrative

During the year to date period ended September 30, 2008, total general and administrative expenses were $147,579, of which $18,833 (or 12.8% of aggregate general and administrative expense) was paid to related parties.  During this period, rent expense in the amount of $45,978 accounted for approximately 31.2% of total general and administrative fees, while direct labor expense of $25,935 made up 17.6% of general and administrative expenses.  General and administrative expenses incurred during the nine months ended September 30, 2008 comprised 92.5% of aggregate operating expenses.

In the year ago nine month period ended September 30, 2007, we incurred general and administrative expenses in the amount of $91,598, of which $7,375 (or 8.1% of aggregate general and administrative costs) was paid to related parties.  During the nine months ended September 30, 2007, rent expense in the amount of $36,033, which was 39.3% of total general and administrative expenses, and the office supplies of $14,309, which accounted for 15.6% of total general and administrative expenses.  General and administrative expenses incurred during the nine months ended September 30, 2007 comprised 80.4% of aggregate operating expenses.

Total Operating Expenses

Total operating expenditures during the most recent nine month period ended September 30, 2008 were $159,523.  In the nine months ended September 30, 2007, total operating expenses were $113,897.

Interest Income and Expense

We opened a cash account in fiscal year 2008 that earns a nominal rate of interest.  During the nine month period ended September 30, 2008, we earned $1 of interest income.  We did not earn any interest income in the comparable nine months ended September 30, 2007.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.

During the nine month periods ended September 30, 2008 and 2007, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $1,971 and $1,726, respectively.  As of September 30, 2008, we recorded $4,358 in accrued interest related to the note payable, which is currently in default.

Net Loss

In the nine month period ended September 30, 2008 we incurred a net loss in the amount of $12,487.  During the comparable nine month period ended September 30, 2007, we incurred a net loss in the amount of $64,831.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.
On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of September 30, 2008, we have accrued interest in the aggregate amount of $4,358, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.	On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.
On September 9, 2007, we issued a long term note payable in the amount of $9,000 to an officer and director.  As of September 30, 2008, we have repaid a total of $8,800 of this loan.  The principal balance owed on this note is $200, as of September 30, 2008.

4.
On August 20, 2008, a non-related third party entity loaned us $1,500.  The loan was made without interest and is due upon demand.  We have not made any payments to satisfy this loan as of September 30, 2008.

We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2008, assuming our revenues and expenses remain relatively stable, of which there can be no guarantee.  As of September 30, 2008, we had current assets of $7,190, compared to current liabilities in the amount of $35,880.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

During the current quarter ended September 30, 2008, our attempts to collect past due accounts receivable received significant adverse results.  Our management believes its customers are experiencing significant cash flow difficulties and are increasingly unable to meet their obligations.  Approximately $2,187 in receivables was deemed to be entirely uncollectible.  An additional $158 was credited to allowance for doubtful accounts based upon the age of the receivables.  If we continue to experience non-performing accounts receivable, our cash position will be further compromised.

To preserve our own working capital, we have arranged to be released from the obligations of our February 12, 2007 lease agreement.  The property owner has terminated our lease, effective September 5, 2008, and no further lease payments will be made.  We currently utilize office and storage space provided by an officer and sole director on an as-needed basis, at no charge to us.

In consideration of our limited working capital and financial resources, our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

PART II – OTHER INFORMATION

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $4,358 through September 30, 2008.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Brenda Pfeifer	President and	November 19, 2008
Brenda Pfeifer	Chief Executive Officer

/s/ Eugene Pfeifer	Chief Financial Officer	November 19, 2008
Eugene Pfeifer

/s/ Eugene Pfeifer	Chief Accounting Officer	November 19, 2008
Eugene Pfeifer