Form 10-K
period 2008-12-31
Commercial E-Waste Management Inc
filed 2009-03-30
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-147193

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Name of small business issuer in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

8950 E. Raintree Drive, Suite 200 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (863) 673-8353

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $50,000 as of March 30, 2009.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 30, 2009 was 11,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

COMMERCIAL E-WASTE MANAGEMENT, INC.
FORM 10-K
For the year ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

Commercial E-Waste Management, Inc. was incorporated in Nevada on January 25, 2007 and was originally headquartered in Minnesota.

On December 15, 2008, we experienced a change on control, in which our former majority stockholder, Brenda Pfeifer, sold her entire position in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  Concurrently, Mrs. Pfeifer resigned from the offices of President and Director and Mr. Eugene Pfeifer resigned from the offices of Secretary and Treasurer.  Ms. Chalmers was subsequently elected to fill all vacant positions.

As a result of the change of control, we have moved our operations from Minnesota to Arizona, where Ms. Chalmers currently resides.  As of the date of this annual report, we have not yet completed transferring existing infrastructure and inventory to Arizona.  We are in the process of locating a warehouse facility in the Phoenix, Arizona metropolitan area to serve as our new corporate headquarters.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

We are an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.  We are not a recycling or waste disposal company.  We operate under three significant business units: Collection, Equipment Resale, and Recycling.  We have moved our operations from Minnesota to Arizona and are currently in the process of locating a warehouse facility in the Phoenix, Arizona metropolitan area.

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

To assure privacy where sensitive data may be present, we provide U.S. Department of Defense 5220.22-M compliant standards for erasure of data from hard disk drives and offer witnessing for the physical destruction of hardware.  We believe this allows us to provide secure destruction services for proprietary data and hardware.  Clients choosing secure demolition are charged for this service, in addition to the waste removal fee.

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

Distribution Methods of the Products and Services

Our sales efforts are focused on establishing direct contact with businesses and government organizations.  We currently have one sales representative, who is also our sole officer and director, who attempt to contact potential clients via telephone and arrange face-to-face visits.  Our contact list is compiled mainly through yellow page and local market print advertising and, to a lesser extent, word-of-mouth referrals.  Our sole sales representative is strictly commission-based.

The collection of electronic waste is to be conducted by third party laborers, who will physically remove items from a client’s location and transport them to our warehouse.  We have no facilities and are in the process of location such a facility.  We plan to rely solely upon third-party heavy-equipment rental companies for transportation equipment.  We do not own any vehicles or equipment.

To fulfill customer orders for resale merchandise, we use general parcel services such as United Parcel Service, DHL and Federal Express, as well as the United States Postal Service.

Industry Background and Competition

Our management believes that electronics recycling is a growing industry.  As people become more dependent on electronic products to make life more convenient, the stockpile of used, obsolete products, such as computers, mobile phones and portable electronic gadgets, grows.  Computer monitors and older TV picture tubes contain an average of four pounds of lead and require special handling at the end of their lives.  In addition to lead, electronics can contain chromium, cadmium, mercury, beryllium, nickel, zinc, and brominated flame retardants. When electronics are not disposed of or recycled properly, these toxic materials can present problems.  Safely recycling outdated electronics can promote the safe management of hazardous components and supports the recovery and reuse of valuable materials.

Computer peripherals, desktop Personal Computers (“PCs”), and Cathode Ray Tube (“CRT”) computer monitors are the most common equipment recycled; however, our management estimates that the actual percentage of electronics recycled is low.  Consumers discard large quantities of Electronic Waste every year in the form of information technology and telecom equipment, computers, monitors, cable scrap, office equipment, circuit boards, components, computer peripherals and cellular technologies.

The broadly defined E-Waste industry includes not only E-Waste recyclers, but also aftermarket electronic equipment brokers, original equipment manufacturers with internal take-back programs, non-profit recycling organizations, scrap dealers and asset management firms.  At present, our management estimates that most market participants are small, regionally focused operators.

Our core operations, from which we derive a substantial portion of our revenues from, is the collection of E-Waste.  The waste management industry is highly competitive and severely fragmented.  Intense competition exists within the industry for collection, transportation and disposal volume.  The industry includes three large national waste companies: Waste Management, Inc.; Allied Waste Industries, Inc.; and Republic Services, Inc.  We compete with a number of these and other regional and local companies, including publicly or privately owned providers.  We also compete with certain municipalities that operate their own solid waste collection and disposal facilities.  These municipalities may have certain advantages over us due to the availability of tax revenues and tax-exempt financing.

We also sell recycled, refurbished and remarketed E-Waste assets to third parties.  The markets for our products and services are characterized by the frequent introduction of new electronics technologies with significant price competition that compete with the refurbished and remarketed goods that we expect to market and sell.  If we are unable to manage product transitions in a timely and cost-effective manner, our revenues would suffer.  In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could increase our cost of revenues and adversely affect our operating performance.

Significantly all of our current and potential traditional competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers.  As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

Dependence on One or a Few Major Customers

As of December 31, 2008, we have had approximately 180 unique customers.  Our five largest customers collectively accounted for approximately 23.42% of net revenues during the year ended December 31, 2008, as follows:

Customer Name	Approximate % of Revenues

ETK International	12.0%
Weather Nation	4.0%
Vallon, LLC	3.9%
Commercial Environments, Inc.	3.6%
J-I-T Services, Inc.	3.2%

Revenues and earnings can fluctuate from period to period, based upon both factors outside of our control and the level of our sales and marketing efforts.  Although our largest customers are expected to vary from period to period, we anticipate that our results of operations in any given period will depend to a significant extent upon revenues from a small number of customers.

We are in the process of moving our corporate headquarters and all of our operations Arizona.  We will have no operations in Minnesota.  As a result, we will no longer services our prior customers.  We have no long-term or guaranteed contracts in place and there can be no assurance that we will be able to replace revenues from lost customers with revenues from other customers.

Effect of Existing or Probable Governmental Regulations

Certain state regulations provide that E-Waste Collectors are those who do not recycle or dispose of E-Waste themselves.  They may only collect then arrange for transport of E-Waste or may be the transporter who takes E-Waste to a recycler or dismantler.  Pinal County in Arizona, the municipality in which we conduct business, do not require Collectors to be licensed.  Collectors who store waste for more than 10 days must meet the requirements of, and become licensed as, an E-Waste Facility.  There are no licensure requirements for E-Waste Facilities by the State of Arizona.  We are presently an E-Waste Facility.  We are actively engaged in the collection; storage and sale of electronic waste materials and do not break down hazardous waste.

Our operations are subject to federal, state, and local laws and regulations regarding the protection of the environment.  The environmental issues of concern to our company result from potential soil, surface water or groundwater contamination in connection with the storage of E-Waste assets.  We collect but do not recycle or dispose of E-Waste components and materials.  We only collect and then arrange for transport of E-Waste to a recycler or dismantler.  Collectors or transporters who store waste for more than 10 days (even in a parked truck trailer) must meet the requirements of an E-Waste Facility.  At this time, the Environmental Protection Agency requires that collectors, such as us, be licensed.

Failure to comply with applicable environmental laws will have a material adverse effect on our business, financial condition and results of operation.  We could incur substantial expenditures for preventative, investigative or remedial action and could be exposed to liability arising from our operations or the disposal of waste at off-site locations.  Environmental laws and regulations could become more stringent over time and there can be no assurance that our operations will not be subject to significant costs in the future.  Any expenditures or liabilities we may incur could have a material adverse effect on our results of operations and financial condition.

Number of total employees and number of full time employees

We currently rely solely upon the services of Anna Chalmers, our President and sole director.  There are no other full- or part-time employees.  We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

1.	We will furnish shareholders with annual financial reports certified by our independent registered public accountants.

2.
We are a reporting issuer with the Securities and Exchange Commission.  We file periodic reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

RISK FACTORS

Investors may lose their entire investment if we are unable to continue as a going concern.

Commercial E-Waste cannot guarantee that we will be successful in our future operations.  We have incurred net losses since our inception and expect to continue to do so for the foreseeable future.  During the third and fourth quarters of 2008, our operations were severely hampered by the state of the general economy, with fewer businesses upgrading existing equipment and infrastructure and, resultantly, divesting outdated or fully-depreciated items.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

We may not generate a sufficient amount of cash to service our indebtedness and alternatives to service our indebtedness may not be effective.

We are currently delinquent on a note payable and are negotiating to extend the due date.  Our ability to repay our indebtedness will depend on our ability to generate cash flow from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate enough cash flows from operations.  If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, restructuring or refinancing all or part of our existing debt or seeking additional equity capital.  We cannot assure you that any of these alternatives will be effective, including that any refinancing or restructuring would be available on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt agreements may restrict us from adopting these alternatives.

Commercial E-Waste Management, Inc. may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources and, since our inception, have incurred a net loss and negative cash flows.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  Unless we begin to generate sufficient revenues from our electronic waste business to finance our ongoing operations, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  However, in the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

Because of competitive pressures from competitors with more resources, Commercial E-Waste Management may be unable to compete effectively.

The market for customers is regionally competitive and such competition is expected to continue to increase.  We compete with large national waste management companies, such as Allied Waste, Inc., Waste Management, Inc. and Republic Services, Inc., municipalities and numerous regional and local companies for collection accounts, as well as electronics waste recyclers that operate either for profit or non-profit groups that collect surplus electronic office equipment for resale.  Practically all of our existing competitors have longer operating histories, greater name recognition and market presence, larger customer bases, greater technical and marketing resources and significantly greater financial and operational resources than us, which may allow them to reduce prices in order to expand sales volume or win competitive bid projects.  Such competitors are apt to undertake more extensive marketing and advertising efforts and make more attractive offers to potential employees and customers.  Many counties and municipalities that operate their own waste collection and disposal facilities may have the benefits of tax revenues, tax-exempt financing and the ability to control the disposal of waste collected within their jurisdictions, which also would give them a competitive advantage. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.

Reduced capital expenditures by businesses will negatively impact our revenues streams.

We provide solutions for businesses to purge excess or unwanted electronic waste products and materials.  As a result, our business depends substantially upon capital expenditures relating to technology of small, midsize and large companies and organizations as they replace their outdated technological equipment.  A recession or other adverse event affecting the marketplace for technology spending in the United States could impact such demand, forcing our current and potential customers to curtail or postpone capital expenditures and thereby reduce the amount of outdated equipment we get paid to remove.  Any adverse change in the amount or timing of electronic surplus expenditures by our target customers may diminish our revenue generating potential.

The loss of a major customer could materially adversely affect our revenues and operations.

We derived and expects to continue to derive a significant portion of its revenues from a relatively limited number of customers.  Revenues and earnings can fluctuate from period to period, based upon both factors outside of our control and the level of our sales and marketing efforts.  There can be no assurance that our major customers will continue to engage our services our purchase our products, or that we will be able to replace revenues from such customers with revenues from other customers.  The loss of, or a significant reduction in revenues from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to costly environmental regulations and environmental litigation that could negatively affect our financial condition and results of operations.

We are an electronics waste collection company and are not required by the State of Arizona, Environmental Protection Agency or other regulatory agency to maintain licensure or other permit to conduct our operations.  We are not directly engaged in the recycling, disposal or destruction of hazardous substances, and thus are not subject to the stringent, extensive and changing federal, state, and local environmental laws and regulations relating to environmental protection and occupational health and safety.  These include, among other things, laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.  However, our ongoing or future operations may become subject to various regulatory requirements, of which we cannot be certain and are unable to foresee at this time.

Compliance with these regulatory requirements, if we fall subject to such, could be costly.  In such event, we cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these laws and regulations.  In addition, environmental regulatory changes could accelerate or increase expenditures for and obligate us to spend sums we did not anticipate.

Our opportunity for additional revenues streams will be reduced if we are unable to resell a portion of the waste we collected to a third-party recycling company.

We plan to resell certain of the electronic components that we collected using commercially reasonable practices to third-party recycling companies.  These items will be delivered to third-party processing facilities in exchange for a fee paid to us.  The resale prices of, and demand for, recyclable materials, can be volatile and subject to changing market conditions.  If, for any unforeseen reason or events beyond our control, we are unable to realize sales of recyclable materials, our potential revenues will be reduced.

We may not generate a sufficient amount of cash to service our indebtedness and alternatives to service our indebtedness may not be effective.

Our ability to repayment our indebtedness will depend on our ability to generate cash flow from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate enough cash flow from operations.  If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital.  We cannot assure you that any of these alternatives will be effective, including that any refinancing or restructuring would be available on commercially reasonable terms, or at all.  In addition, the terms of existing or future debt agreements may restrict us from adopting these alternatives.

Failure by us to respond to changes in consumer preferences could result in lack of sales revenues and may force us out of business.

The market for our service is characterized by rapidly changing technology, evolving industry standards, changing customer needs and frequent changes in technology.  Our future success will depend on our ability to enhance our current services, advertise and market our services and respond to emerging industry standards and other technological changes on a timely and cost effective basis.  There can be no assurance that we will be successful in enhancing our existing service offerings on a timely basis or that any new enhancements will achieve market acceptance.  If we fail to anticipate or respond adequately to changes in technology and customer preferences these events could have a material adverse affect on our business, financial condition and results of operation.

Investors will have limited control over decision-making because Anna Chalmers, our President and sole director, controls the majority of our issued and outstanding common stock.

Anna Chalmers, our executive officer and sole director, beneficially owns approximately 90.9% of the outstanding common stock.  As a result, Mrs. Chalmers could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.

Commercial E-Waste Management, Inc. may lose its top management without employment agreements.

Our operations depend substantially on the skills and experience of Anna Chalmers, our President and sole director.  We do not maintain key man life insurance.  Without employment contracts, we may lose Mrs. Chalmers to other pursuits without a sufficient warning and, consequently, go out of business.

Our sole officer and director may become involved in other business opportunities and may face a conflict in selecting between our company and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mrs. Chalmers to other pursuits without a sufficient warning we may, consequently, go out of business.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

The costs and expenses of SEC reporting and compliance may inhibit our operations.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

1.	Deliver to the customer, and obtain a written receipt for, a disclosure document;

2.	Disclose certain price information about the stock;

3.	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

4.	Send monthly statements to customers with market and price information about the penny stock; and

5.	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability! to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

UNRESOLVED STAFF COMMENTS

None.

PROPERTIES

Commercial E-Waste Management, Inc. uses office space at 8950 E. Raintree Drive, Suite 200, Scottsdale, Arizona.  Mrs. Chalmers, our sole director and executive officer, is providing the office space at no charge to us.  We believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

We are currently seeking warehousing space where we can store any future e-waste materials we will receive.  We have not  yet identified any specific location.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Commercial E-Waste Management, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Commercial E-Waste Management, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Commercial E-Waste Management, Inc. has been convicted of violating a federal or state securities or commodities law.

Commercial E-Waste Management, Inc. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Commercial E-Waste Management, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective July 17, 2008, the Company has been approved for listing on the OTC Bulletin Board under the symbol "CEWM".  As of the date of this annual report, no public market in our common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Holders

As of the date of this annual report, Commercial E-Waste Management, Inc. has 11,000,000 shares of $0.001 par value common stock issued and outstanding held by 29 shareholders of record.  Our Transfer Agent is Holladay Stock Transfer, 2939 N. 67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

Commercial E-Waste Management, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, CEWM intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

On January 30, 2007, we issued 10,000,000 shares of our common stock to Brenda Pfeifer, our founding shareholder and former officer and director.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for services performed by the founding shareholder on our behalf in the amount of $10,000.  Mrs. Pfeifer received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares.  Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital.  At the time of the issuance, Mrs. Pfeifer had fair access to and was in possession of all available material information about our company, as is an officer and director of Commercial E-Waste Management, Inc.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In July 2007, we sold an aggregate of 1,000,000 shares of our common stock to 28 shareholders, all of whom are not affiliated with us.  The shares were issued at a price of $0.05 per share for total gross cash proceeds in the amount of $50,000.  There were no commissions or discounts and this was a best efforts, self-underwritten offering conducted by the issuer.  The shares bear a restrictive transfer legend.  This July 2007 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Commercial E-Waste Management, Inc.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Commercial E-Waste Management, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

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

On December 15, 2008, we experienced a change on control, in which our former majority stockholder, Brenda Pfeifer, sold her entire position in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  As a result of the change of control, we have moved our operations from Minnesota to Arizona, where Ms. Chalmers currently resides.  As of the date of this annual report, we have not yet completed transferring existing infrastructure and inventory to Arizona.  We are in the process of locating a warehouse facility in the Phoenix, Arizona metropolitan area to serve as our new corporate headquarters.

Results of Operation for the year ended December 31, 2008 and the period from January 25, 2007 (Inception) to December 31, 2007

Revenues

Net sales during the period from inception on January 25, 2007 to March 31, 2007 were relatively minimal at $573.  The sales and marketing campaign we initiated during that period started to generate increasing awareness of our company and the services we provide, resulting in the generation of $111,011 in gross revenues during the period from January 25, 2007 to December 31, 2007.  Less $85 in returns, allowances, credits or discounts, our net revenues during that period was $110,926.

During the year ended December 31, 2008, we generated $167,587 in gross revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove.  After accounting for returns, allowances, credits and discounts in the amount of $1,678, net sales were $165,909.  Comparatively, net revenues increased 49.6%, or $54,983.  Our management primarily attributes this increase to the fact that our infrastructure was significantly more developed and that awareness of our brand was more established in 2008 than in 2007.

Revenues from our five largest customers collectively accounted for approximately 23.4% of gross revenues during the year ended December 31, 2008, as follows:

Customer Name	Approximate % of Revenues

ETK International	12.0%
Weather Nation	4.0%
Vallon, LLC	3.9%
Commercial Environments, Inc.	3.6%
J-I-T Services, Inc.	3.2%

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

The table below shows a comparison of our net sales figures for each of our business units during the period from January 25, 2007 (inception) to December 31, 2007 and the year ended December 31, 2008:

	Period from inception
	To	% of	Year ended	% of
Business Unit	December 31, 2007	Gross Revenue	December 31, 2008	Gross Revenue

Collection	$27,681	16.7%	$44,494	40.1%
Equipment Resale	110,362	66.5%	58,147	52.4%
Recycling	27,866	16.8%	8,285	7.5%

Total	$165,909	100.0%	$110,926	100.0%

Despite net revenues from all business segments being significantly greater in 2008 than in 2007, a closer examination of quarter-to-quarter revenues during the year ended 2008 displays a negative growth pattern across all business units, as set forth in the following table:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
Business Unit	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Collection	$17,350	$8,034	$2,297	$-
Equipment Resale	13,883	4,977	7,330	-
Recycling	36,079	47,764	28,197	-

Total	$67,312	$60,775	$37,824	$-

Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, lead to a decline in collection- and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  Additionally, we moved our operations from Minnesota to Arizona.  We will no longer service prior clients, since we will not have a presence in Minnesota.  Due to these factors, our management believes prospects for future revenues are dismal.

Cost of Sales

In the period from our inception to December 31, 2007, cost of sales was $5,819, compared to $16,803 in the year ended December 31, 2008.  The 188.8%, or $10,984, increase in cost of goods sold is significantly related to the higher volume of transactions processed during the year ended December 31, 2008 compared to the year ago period.

Gross Profit

After deducting cost of sales, our gross profit for the period from inception to December 31, 2007 was $105,107, as opposed to a gross profit of $149,106 in the comparable year ended December 31, 2008.  Although our gross profit rose $43,999, or 41.9%, in the comparison periods, we do not believe this is indicative of future ongoing operations.  As noted in the revenue subsection in this management’s discussion, we experienced a dramatic negative growth rate during the year ended December 31, 2008.  We generated no revenues in the fourth quarter ended December 31, 2008 and cannot assure you that we will be able to generate revenues in the first quarter of 2009, if at all.

Operating Expenses – Commissions

During the period from our inception to December 31, 2007, we paid a total of $19,553 in commissions, of which $18,684 was paid to related parties and $869 was paid to non-related parties.  In the year ended December 31, 2008 total commissions were $11,123 to our sales staff, of which $2,430 was paid to related parties and $8,693 was paid to non-related parties.  Commissions paid during the period ended December 31, 2008 and 2007 comprised 6.8% and 11.1% of aggregate operating expenses, respectively.

Operating Expenses – Depreciation Expense

During the periods ended December 31, 2008 and 2007, we recognized $1,095 and $912 in depreciation expense, respectively.  Depreciation expense recognized during these periods contributed 0.7% and 0.5% of aggregate operating expenses, respectively.

Operating Expenses – Executive Compensation

On January 25, 2007, we issued shares of stock in lieu of cash for services related to developmental activities on our behalf to our former President, Brenda Pfeifer.  As a result, during the period from inception to December 31, 2007, we recorded $10,000 in executive compensation, which is singularly attributable to compensation paid to Mrs. Pfeifer.  During the year ended December 31, 2008, we did not record any executive compensation.  Executive compensation contributed 0% and 5.7% of aggregate operating expenses during the periods ended December 31, 2008 and 2007, respectively.

Operating Expenses – General and Administrative

In the period from inception to December 31, 2007, we incurred general and administrative expenses in the amount of $144,979, of which $11,815 (or 8.1% of aggregate general and administrative costs) was paid to related parties.  During the period ended December 31, 2007, rent expense in the amount of $53,600, which was 37.0% of total general and administrative expenses, and direct labor of $21,731, which accounted for 15.0% of total general and administrative expenses.  General and administrative expenses incurred during the period ended December 31, 2007 comprised 82.6% of aggregate operating expenses.

During the year ended December 31, 2008, total general and administrative expenses were $150,883, of which $18,833 (or 12.4% of aggregate general and administrative expense) was paid to related parties.  During this period, rent expense in the amount of $45,978, which was 30.5% of total general and administrative expenses, while direct labor expense of $25,935 made up 17.2% of total general and administrative expenses.  General and administrative expenses incurred during the year ended December 31, 2008 comprised 92.5% of aggregate operating expenses.

Total Operating Expenses

Total operating expenditures during the period from inception to December 31, 2007 were $175,444.  In the year ended December 31, 2008, total operating expenses were $163,101.

As stated earlier, we experienced a change of control in December 2008.  Our operations are expected to be minimal for at least the first and second quarters of 2009, while we transition from operating in Minnesota to establishing a base of operations in Arizona.  As a result, we expect our operating expenses to decline substantially in 2009 compared to those actually incurred in 2008.

Interest Income and Expense

We opened a cash account in fiscal year 2008 that earns a nominal rate of interest.  During the period ended December 31, 2007, we earned $1 of interest income.  We did not earn any interest income in the year ended December 31, 2008.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the period from inception to December 31, 2007 and the year ended December 31, 2008, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $2,388 and $2,632, respectively.  As of December 31, 2008, we recorded $5,020 in accrued interest related to the note payable, which is currently in default.

Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

In the period from January 25, 2007 (our inception) to December 31, 2007 we incurred a net loss in the amount of $72,724.  During the year period December 31, 2008, we incurred a net loss in the amount of $16,727.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to the current state of our operations and the economy in general.

We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.
On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of December 31, 2008, we have accrued interest in the aggregate amount of $5,020, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.	On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.
On September 9, 2007, we issued a long term note payable in the amount of $9,000 to an officer and director.  As of December 31, 2008, we have repaid a total of $8,800 of this loan.  The principal balance owed on this note is $200, as of December 31, 2008.

4.
On August 20, 2008, a non-related third party entity loaned us $1,500.  The loan was made without interest and is due upon demand.  We have not made any payments to satisfy this loan as of December 31, 2008.

We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2008.  As of December 31, 2008, we had current assets of $4,576, compared to current liabilities in the amount of $37,122.  Our cash on hand as of December 31, 2008 was $127, which is insufficient to finance any operations for the foreseeable future.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

During the year ended December 31, 2008, our attempts to collect past due accounts receivable received significant adverse results.  Our management believes its customers are experiencing significant cash flow difficulties and are increasingly unable to meet their obligations.  Approximately $4,733 in receivables was deemed to be entirely uncollectible due to ageing past 120 days and was written off.  We currently have no accounts receivable in existence as of December 31, 2008.

As a result of our lack of working capital, deterioration of sales and our inability to collect accounts receivable, Brenda Pfeifer, our former President, director and majority shareholder, could no longer support our continued operations.  On December 15, 2008, we experienced a change on control whereby Mrs. Pfeifer sold her majority interest in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  Concurrently, Mrs. Pfeifer resigned from the offices of President and Director and Mr. Eugene Pfeifer resigned from the offices of Secretary, Treasurer and Director.  Ms. Chalmers was subsequently elected to fill all vacant positions.  Mrs. Chalmers is in the process of restructuring our financial obligations and relocated our headquarters to Scottsdale, Arizona.

To preserve our own working capital, we have arranged to be released from the obligations of our February 12, 2007 lease agreement.  The property owner has terminated our lease, effective September 5, 2008, and no further lease payments will be made.  We currently utilize office space provided by an officer and sole director on an as-needed basis, at no charge to us.  We are in the process of locating a warehouse facility in the Phoenix, Arizona metropolitan to base our operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Commercial E-Waste Management, Inc.

Balance Sheets
as of
December 31, 2008 and 2007

and

Statements of Operations,
Stockholders’ (Deficit), and
Cash Flows
For the year ended
December 31, 2008,
and
for the period
January 25, 2007 (Date of Inception)
through
December 31, 2007

WEAVER & MARTIN

To the Board of Directors and Stockholders
Commercial E-Waste Management, Inc.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Commercial E-Waste Management, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Commercial E-Waste Management, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial E-Waste Management, Inc. as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City, Missouri
March 30, 2008

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

F1

Commercial E-Waste Management, Inc.
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$127	$6,556
Accounts receivable	-	5,483
Inventory	4,449	9,727
Total current assets	4,576	21,766

Fixed assets, net of accumulated depreciation of $2,007
and $912 as of 12/31/08 and 12/31/07, respectively	3,470	4,565

Total assets	$8,046	$26,331

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,496	$4,988
Accrued interest	5,020	2,388
Notes payable	26,700	25,000
Sales tax payable	2,906	1,114
Total current liabilities	37,122	33,490

Long term liabilities
Note payable – related party	-	5,500
Total long term liabilities	-	5,500

Total liabilities	37,122	38,990

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,375	49,065
(Deficit) accumulated during development stage	(89,451)	(72,724)
Total stockholders’ (deficit)	(29,076)	(12,659)

Total liabilities and stockholders’ (deficit)	$8,046	$26,331

The accompanying notes are an integral part of these financial statements.

F2

Commercial E-Waste Management, Inc.
Statements of Operations

	For the	January 17, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Revenue, net of returns and allowances	$165,909	$110,926
Cost of sales	16,803	5,819

Gross profit	149,106	105,107

Expenses:
Commissions	8,693	896
Commissions – related party	2,430	18,684
Depreciation expense	1,095	912
Executive compensation	-	10,000
General and administrative expenses	132,050	133,164
General and administrative expenses – related party	18,833	11,815
Total expenses	163,101	175,444

Other income (expense):
Interest income	-	1
Interest expense	(2,632)	(2,388)
Total other (expense)	(2,632)	(2,387)

(Loss) before provision for income taxes	(16,627)	(72,724)

Provision for income taxes	(100)	-

Net (loss)	$(16,727)	$(72,724)

Weighted average number of
common shares outstanding - basic and fully diluted	11,000,000	10,543,059

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

F3

Commercial E-Waste Management, Inc.
Statements of Stockholders’ Equity

					Total
	Common Stock		Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

January 2007
Founders shares
issued for services	10,000,000	$10,000	$-	$-	$10,000

February 2007
Donated capital	-	-	60	-	60

June 2007
Private placement	1,000,000	1,000	49,000	-	50,000

October 2007
Donated capital	-	-	5	-	5

Net (loss)
For the period January 25, 2007
(Inception) to December 31, 2007	-	-	-	(72,724)	(72,724)

Balance, December 31, 2007	11,000,000	11,000	49,065	(72,724)	(12,659)

Donated capital	-	-	310	-	310

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,727)	(16,727)

Balance, December 31, 2008	11,000,000	$11,000	$49,375	$(89,451)	$(29,076)

The accompanying notes are an integral part of these financial statements.

F4

Commercial E-Waste Management, Inc.
Statements of Cash Flows

	For the	January 25, 2007
	Year ended	(Inception) to
	December 31, 2008	December 31, 2007
Cash flows from operating activities
Net (loss)	$(16,727)	$(72,724)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	10,000
Depreciation	1,095	912
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,483	(5,483)
(Increase) decrease in inventory	5,278	(9,727)
Increase (decrease) in accounts payable	(2,492)	4,988
Increase in accrued interest	2,632	2,388
Increase in sales tax payable	1,792	1,114
Net cash (used) by operating activities	(2,939)	(68,532)

Cash flows from investing activities
Purchase of fixed assets	-	(5,477)
Net cash (used) by investing activities	-	(5,477)

Cash flows from financing activities
Donated capital	310	65
Issuances of common stock	-	50,000
Proceeds from notes payable	1,500	25,000
Proceeds from notes payable – related party	-	9,000
Payments to note payable – related party	(5,300)	(3,500)
Net cash provided by financing activities	(3,490)	80,565

Net increase (decrease) in cash	(6,429)	6,556
Cash – beginning	6,556	-
Cash – ending	$127	$6,556

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$100	$-

Non-cash transactions:
Shares issued for services – related party	$-	$10,000
Number of shares issued for services – related party	-	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 1 – History and organization of the company

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

Note 2 – Accounting policies and procedures

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations of Risks: Cash Balances
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Inventory
Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value.  This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.  Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value.

Accounts receivable
Accounts receivable are stated at the amount the Company expects to collect from outstanding balances and do not bear interest.  The Company provides for probable uncollectible amounts through an allowance for doubtful accounts, if an allowance is deemed necessary.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable, however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  On a periodic basis, management evaluates its accounts receivable and determines the requirement for an allowance for doubtful accounts based on its assessment of the current and collectible status of individual accounts with past due balances over 90 days.  Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.  As of December 31, 2008, management determined that accounts receivable aged beyond 100 days to be uncollectible and, accordingly, wrote off $4,733 of uncollectible accounts receivable.

F6

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Revenue recognition
The Company’s revenues are generated from the fees the Company charges for waste collection and transfer and from the sale of remarketed electronic waste assets to third parties.  The fees charged for services or products are generally defined in service or purchase agreements and vary based on contract-specific terms, such as frequency of service, weight and/or volume and the general market factors influencing rates.  The Company generally recognizes revenue as services are performed or products are sold.  For example, revenue typically is recognized as waste is collected or the product is ordered from the Company.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

The Company’s revenues are generated from the fees the Company charges for waste collection and transfer and from the sale of remarketed electronic waste assets to third parties.  The fees charged for services or products are generally defined in service or purchase agreements and vary based on contract-specific terms, such as frequency of service, weight and/or volume and the general market factors influencing rates.  The Company generally recognizes revenue as services are performed or products are sold.  For example, revenue typically is recognized as waste is collected or the product is ordered from the Company.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2008, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and other miscellaneous costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and miscellaneous other costs totaled $16,803 and $5,819 during the years ended December 31, 2008 and 2007.

Shipping Activities
Outbound shipping charges to customers are included in revenues, net of returns and allowances.

Advertising costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2008 and 2007, there was approximately $1,696 and $3,614 in advertising costs included in selling, general and administrative expenses, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2008 and 2007.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

F7

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

General and administrative expenses
The significant components of general and administrative expenses consists solely of legal and professional fees.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Income Taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

F8

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements (Continued)
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS #154), “Accounting Changes and Error Corrections.”  SFAS #154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS #154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS #154 is not expected to have a material impact on the Company’s financial statements and disclosures.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the years ended December 31, 2008 and 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has adopted SFAS No. 159 beginning March 1, 2008 and is evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

F9

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($89,451) for the period from January 25, 2007 (inception) to December 31, 2008, and had gross sales of $276,835.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

F10

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 4 – Fixed assets

Fixed assets as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(2,007)	(912)
	$3,470	$4,565

During the years ended December 31, 2008 and 2007, the Company recorded depreciation expense of $1,095 and $912, respectively.

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

During 2008, an officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of December 31, 2008, there have been no other issuances of common stock.

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon is due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the years ended December 31, 2008 and 2007, the Company recorded $2,632 and $2,388 in interest expense related to the note payable, respectively.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company is currently in negotiations to extend the due date.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  During the years ended December 31, 2008 and 2007, the Company repaid $5,300 and $3,500 of the note.  As of December 31, 2008, the balance owed is $200.

On August 8, 2008, the Company issued a note payable in the amount of $1,500 from one non-affiliated entity.  The note bears no interest, and is due on demand.

F11

Commercial E-Waste Management, Inc.
Notes to Financial Statements

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

On September 9, 2007, the Company borrowed $9,000 from an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.

On October 4, 2007, an officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2008, an officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the years ended December 31, 2008 and 2007, the Company paid a total of $2,430 and $18,684 in commissions to various related parties, respectively.

Through the year ended December 31, 2008 and 2007, the Company paid a total of $18,833 and $11,815 to related parties for services rendered, respectively.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 8 – Lease Commitments

On February 12, 2007, the Company entered into a 36-month Lease Agreement for office space, which was set to expire in February 2010.  On August 22, 2007, the Company amended its lease agreement to lease additional office space through November 30, 2007.  This addendum was subsequently informally extended through March 31, 2008 for an additional $1,833 per month.  On December 17, 2007, the Company further amended its lease agreement to lease additional warehouse space through March 31, 2008 for an additional $667 per month.  As of September 5, 2008, the Company was released from its lease obligations.

F12

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Weaver & Martin, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Weaver & Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Commercial E-Waste Management, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)

Anna Chalmers(2)	President, Secretary, Treasurer and Director	January 2009 – 2010

Notes:

1.
All directors will hold office until the next annual meeting of the stockholders, which shall be held in January of 2010, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

2.
The officers and directors of Commercial E-Waste Management have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.  At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Anna Chalmers, President:  Ms. Chalmers has a 24 year background in small and medium business accounting beginning in 1984 as a Bank Liquidator and Tax Specialist with the FDIC.  Since 2001 through the present, she has been the owner and general contractor for Dog House Construction, Inc. and holds a Florida State Certified General Contractor license.  Additionally, from 2004-2005, she was the Controller for Front Range Log Homes.  Since 2005, she has assisted various businesses and executive clients as an independent accountant.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole Director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2008, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 8950 E. Raintree Drive, Suite 200, Scottsdale, Arizona 85260.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2008 and 2007 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Anna Chalmers	2008	0	0	0	0	0	0	0	0
President (1)

Brenda Pfeifer	2008	0	0	0	0	0	0	8,533 (2)	8,533
Former President (1)	2007	0	0	10,000	0	0	0	8,462 (2)	18,462

Eugene Pfeifer	2008	0	0	0	0	0	0	10,540 (3)	10,540
Former Secretary (1)	2007	0	0	0	0	0	0	16,334 (3)	16,334

Notes:

1.	On December 15, 2008, we experienced a change of control, whereby Mrs. Brenda Pfeifer resigned as President and Director and Mr. Eugene Pfeifer resigned from his positions of Secretary and Treasurer.

2.	Total other compensation paid to Brenda Pfeifer was $8,533 and $8,462 through December 31, 2008 and 2007, respectively.

3.	Total other compensation paid to Eugene Pfeifer was $10,540 and $16,334 through December 31, 2008 and 2007, respectively.

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of Commercial E-Waste Management, Inc.’s common stock by all persons known by Commercial E-Waste Management to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Anna Chalmers, President and Director	10,000,000	90.91%

	All Directors and Officers as a group (1 person)	10,000,000	90.91%

Notes:

1.	The address of each executive officer and director is c/o Commercial E-Waste Management, Inc., 8950 E. Raintree Drive, Suite 200, Scottsdale, Arizona 85260.

2.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Changes in Control

On December 15, 2008, Anna Chalmers purchased an aggregate of 10,000,000 shares of common stock of the Registrant, constituting approximately 91% of the issued and outstanding common stock of the Registrant, from Brenda Pfeifer, our former President, Director and majority stockholder, in a private transaction pursuant to Section 4(1) of the Securities Act of 1933, as amended, for a purchase price of $1,000.

On December 15, 2008, the majority of the shareholders of the Registrant elected Anna Chalmers as a directors of the Registrant.

On December 15, 2008, Brenda Pfeifer submitted her resignation as President and Director of the Registrant.  On such same date, Eugene Pfeifer submitted his resignation from the offices of Secretary and Treasurer of the Registrant.

On December 15, 2008, the Board of Directors of the Registrant elected Anna Chalmers to fill the vacancies in the offices of President, Secretary and Treasurer of the Registrant.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 30, 2007, we issued 10,000,000 shares of $0.001 par value common stock to Brenda Pfeifer, our former President and Director, in exchange for services performed valued at $10,000, related specifically to the formation and organization of our corporation, as well as setting forth a business plan and operational objectives.

On September 9, 2007, we borrowed $9,000 from Eugene Pfeifer, a former officer of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.

During 2007, Brenda Pfeifer donated cash in the amount of $65.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2008, Brenda Pfeifer donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the years ended December 31, 2008 and 2007, we paid a total of $2,430 and $18,684 in commissions to various related parties, respectively.

Through the year ended December 31, 2008 and 2007, we paid a total of $18,833 and $11,815 to related parties for services rendered, respectively.

On December 15, 2008, Anna Chalmers purchased an aggregate of 10,000,000 shares of common stock of the Registrant, constituting approximately 91% of the issued and outstanding common stock of the Registrant, from Brenda Pfeifer in a private transaction pursuant to Section 4(1) of the Securities Act of 1933, as amended, for a purchase price of $1,000.

CEWM uses office space and services provided without charge by Anna Chalmers, our sole officer and director.

Director Independence

The Board of Directors has concluded that Director Anna Chalmers is not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2008	2007

Audit fees	$7,975	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$7,975	$7,500

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Material Contracts

(a) Lease Agreement (2)

(b) Addendum to the Lease Agreement (2)

(c) Bridge Loan Agreement dated February 2, 2007 (2)

(d) Promissory Note dated September 1, 2007 (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Brenda Pfeifer

(b) Eugene Pfeifer

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1)	Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007.
(2)	Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2/A filed on January 23, 2008.

8-K File Date	Items Reported on 8-K

December 19, 2008	5.01 Changes in control of Registrant
5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment
of Certain Officers: Compensatory Arrangements of Certain Officers

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

By: /s/ Anna Chalmers, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Anna Chalmers	President, CEO and Director	March 30, 2009
Anna Chalmers

/s/ Anna Chalmers	Chief Financial Officer	March 30, 2009
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	March 30, 2009
Anna Chalmers