Form 10-Q
period 2009-03-31
Commercial E-Waste Management Inc
filed 2009-05-11
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-147193

COMMERICAL E-WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 E. Raintree Drive, Suite 200, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(863) 673-8353
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at May 11, 2009)

COMMERCIAL E-WASTE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, filed with the Commission on March 30, 2009.

Commercial E-Waste Management, Inc.
Condensed Balance Sheet

	March 31,	December 31,
	2009	2008

Current assets:
Cash	$87	$127
Inventory	4,449	4,449
Total current assets	4,536	4,576

Fixed assets, net of accumulated depreciation of $2,281
And $2,007 as of 3/31/09 and 12/31/08, respectively	3,196	3,470

Total assets	$7,732	$8,046

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,956	$2,496
Accrued interest	5,667	5,020
Notes payable	31,700	26,700
Sales tax payable	2,906	2,906
Total current liabilities	43,229	37,122

Total liabilities	43,229	37,122

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,575	49,375
(Deficit) accumulated during development stage	(96,072)	(89,451)
Total stockholders’ (deficit)	(35,497)	(29,076)

	$7,732	$8,046

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	For the three months ended
	March 31,
	2009	2008

Revenue, net of returns and allowances	$-	$67,310
Cost of sales	-	5,345

Gross profit	-	61,965

Expenses:
Commissions	-	5,803
Commissions –related party	-	2,430
Depreciation expense	274	274
Executive compensation	120	-
General and administrative expenses	5,480	58,223
General and administrative expenses – related party	-	5,140
Total expenses	5,874	71,870

Other income and (expense):
Interest expense	(647)	(654)
Total expenses	(647)	(654)

(Loss) before provision for income taxes	(6,521)	(10,559)

Provision for income taxes	(100)	(100)

Net income (loss)	$(6,621)	$(10,659)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(6,621)	$(10,659)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	274	274
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(52)
Decrease in inventory	-	818
Increase in accounts payable	460	8,741
Increase in accrued interest	647	654
(Decrease) in sales tax payable	-	(903)
Net cash (used) by operating activities	(5,240)	(1,127)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Donated capital	200	-
Proceeds from notes payable	5,000	-
Proceeds from notes payable – related party	-	(1,400)
Net cash provided by financing activities	5,200	(1,400)

Net increase (decrease) in cash	(40)	(2,527)
Cash – beginning	127	6,556
Cash – ending	$87	$4,029

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$100	$100

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($96,072) for the period from January 25, 2007 (inception) to March 31, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of March 31, 2009 and 2008, consisted of the following:

	March 31,
	2009	2008
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(2,281)	(2,007)
	$3,196	$3,470

During the three month periods ended March 31, 2009 and 2008, the Company recorded depreciation expense of $274 and $274, respectively.

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

During the three months ended March 31, 2009, an officer and director of the Company donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of March 31, 2009, there have been no other issuances of common stock.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon is due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three month periods ended March 31, 2009 and 2008, the Company recorded $647 and $654 in interest expense related to the note payable, respectively.  Total accrued interest through March 31, 2009 is $5,667.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company is currently in negotiations to extend the due date.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through March 31, 2009, the Company repaid $8,800 of the note.  As of March 31, 2009, the balance owed is $200.

On August 20, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 26, 2009, a non-affiliated third party loaned the Company $5,000.  The note bears no interest and is due on demand.

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

Through the three months ended March 31, 2009 and 2008, the Company paid a total of $0 and $2,430 in commissions to various related parties, respectively.

Through the three months ended March 31, 2009 and 2008, the Company paid a total of $0 and $5,140 to related parties for services rendered, respectively.

During the three months ended March 31, 2009, an officer and director of the Company donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

On December 15, 2008, we experienced a change on control, in which our former majority stockholder, Brenda Pfeifer, sold her entire position in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  As a result of the change of control, we have moved our operations from Minnesota to Arizona, where Ms. Chalmers currently resides.  As of the date of this quarterly report, we have not yet completed transferring existing infrastructure and inventory to Arizona.  We are still in the process of locating a warehouse facility in the Phoenix, Arizona metropolitan area to serve as our new corporate headquarters.

Results of Operation for the Quarter ended March 31, 2009 and 2008

Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  Additionally, since the fourth quarter of 2008 to date, we are in the process of moving our operations from Minnesota to Arizona.  We no longer service prior clients, since we do not have a presence in Minnesota.  As a result, year to year comparisons are not significant and are not a reliable indicator of future prospects.

Revenues, Cost of Goods Sold and Gross Profit

During the three months ended March 31, 2009, we did not generate any revenues, and, resultantly, no costs of sales were recognized.

Gross sales from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove in the three months ended March 31, 2008 were $68,353.  Less $1,043 in returns, allowances, credits or discounts, our net revenues during that period was $67,310.  After deducting cost of sales in the amount of $5,345, our gross profit for the three months ended March 31, 2008 was $61,965.

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

As stated earlier, we experienced a change of control in December 2008.  Our operations are expected to be minimal for at least the first and second quarters of 2009.  However, there is no assurance that we will be able to resurrect operations in such time frame and we may experience a prolonged period without generating any revenues.  As a result, we do not expect to realize any revenues for the foreseeable future.

Operating Expenses

We incur various costs and expenses in the execution of our business.  During the three months ended March 31, 2009, our expenses consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.  Total operating expenses during the three months ended March 31, 2009 were $5,874, of which $274 was deprecation expense, $120 was paid in executive compensation and $5,480 was attributable to general and administrative expenses.

In the year ago three months ended March 31, 2008, total operating expenditures were $71,870, consisting of the following:

1.	Total commissions paid to our sales staff were $8,233, of which $2,430 was paid to related parties and $5,803 was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $274.

3.	Aggregate general and administrative expenses were $63,363, of which of which $5,140 was paid to related parties for services rendered.

Due to the change of control and relocation of our base of operations, year-to-year comparisons are not significant.

Interest Income and Expense

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended March 31, 2009 and 2008, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $647 and $654, respectively.  As of March 31, 2009, we recorded $5,667 in accrued interest related to the note payable, which is currently in default.

Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Provision for Income Taxes

During the three months ended March 31, 2009 and 2008, we recorded provision for minimum income taxes in the State of Minnesota of $100.

Net Loss

During the three months ended March 31, 2009 we recorded a net loss, in the amount of $6,621.  In comparison, we incurred a net loss during the three months ended March 31, 2008, in the amount of $10,659.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.
On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of March 31, 2009, we have accrued interest in the aggregate amount of $5,667, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.	On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.
On September 9, 2007, we issued a long term note payable in the amount of $9,000 to a former officer and director.  As of March 31, 2009, we have repaid a total of $8,800 of this loan.  No additional payments have been made to satisfy or reduce the amount due.

4.	On August 20, 2008, a non-related third party entity loaned us $1,500. The loan was made without interest and is due upon demand. No payments have been made to satisfy or reduce the amount due.

5.	During December 2008, a former officer and director donated cash in the amount of $310. The funds were considered donated and are not expected to be repaid.

6.	On March 26, 2009, a non-related third party entity loaned us $5,000. The loan was made without interest and is due upon demand. No payments have been made to satisfy or reduce the amount due.

7.	During the three months ended March 31, 2009, an officer and director donated cash in the amount of $200. The funds were considered donated and are not expected to be repaid.

We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our revenues and expenses remain relatively stable, of which there can be no guarantee.  As of March 31, 2009, we had current assets of $4,536, compared to current liabilities in the amount of $43,229.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

During the year ended December 31, 2008, our attempts to collect past due accounts receivable received significant adverse results.  Our management believes its customers are experiencing significant cash flow difficulties and are increasingly unable to meet their obligations.  Approximately $4,733 in receivables was deemed to be entirely uncollectible due to ageing past 120 days and was written off.  We currently have no accounts receivable in existence as of March 31, 2009.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $5,667 through March 31, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	May 11, 2009
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	May 11, 2009
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	May 11, 2009
Anna Chalmers