Form 10-Q
period 2009-06-30
Commercial E-Waste Management Inc
filed 2009-08-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

_______________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at August 14, 2009)

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

Commercial E-Waste Management, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Current assets:
Cash	$50	$127
Inventory	-	4,449
Total current assets	50	4,576

Fixed assets, net of accumulated depreciation of $2,555
And $2,007 as of 6/30/09 and 12/31/08, respectively	2,992	3,470

Total assets	$2,972	$8,046

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$3,996	$2,496
Accrued interest	6,322	5,020
Notes payable	32,362	26,700
Sales tax payable	2,906	2,906
Total current liabilities	45,586	37,122

Total liabilities	45,586	37,122

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,575	49,375
(Deficit) accumulated during development stage	(103,189)	(89,451)
Total stockholders’ (deficit)	(42,614)	(29,076)

	$2,972	$8,046

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue, net of returns and allowances	$-	$60,776	$-	$128,086
Cost of sales	-	6,541	-	11,886

Gross profit	-	54,235	-	116,200

Expenses:
Commissions	-	2,289	-	8,093
Commissions –related party	-	-	-	2,430
Depreciation expense	274	274	548	548
Executive compensation	-	-	120	-
General and administrative expenses	1,739	39,715	7,219	97,937
General and administrative expenses – related party	-	7,520	-	12,660
Total expenses	2,013	49,798	7,887	121,668

Other income and (expense):
Interest income	-	1	-	-
Impairment expense	(4,449)	-	(4,449)	-
Interest expense	(654)	(654)	(1,302)	(1,309)
Total expenses	(5,103)	(654)	(5,751)	(1,308)

(Loss) before provision for income taxes	(7,116)	3,783	(13,638)	(6,776)

Provision for income taxes	-	-	(100)	(100)

Net income (loss)	$(7,116)	$(3,783)	$(13,738)	$(6,876)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(13,738)	$(6,876)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	548	548
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(3,004)
Decrease in inventory	4,449	3,248
Increase in accounts payable	1,500	1,732
Increase in accrued interest	1,302	1,309
(Decrease) in sales tax payable	-	413
Net cash (used) by operating activities	(5,939)	(2,630)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Donated capital	200	-
Proceeds from notes payable	5,662	-
Proceeds from notes payable – related party	-	(2,700)
Net cash provided by financing activities	5,862	(2,700)

Net increase (decrease) in cash	(77)	(5,330)
Cash – beginning	127	6,556
Cash – ending	$50	$1,226

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$100	$100

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($103,189) for the period from January 25, 2007 (inception) to June 30, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of June 30, 2009 and 2008, consisted of the following:

	June 30,
	2009	2008
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(2,555)	(1,460)
	$2,922	$4,017

During the three month periods ended June 30, 2009 and 2008, the Company recorded depreciation expense of $274 and $274, respectively.

Item 5 – Impairment of Inventory

During the three months ended June 30, 2009, management conducted a thorough review of all existing inventory expected to be relocated to the Company’s Arizona offices.  As a result, a provision for inventory losses of $4,449 was charged against operations to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Note 6 – Stockholders’ equity

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

As of June 30, 2009, there have been no other issuances of common stock.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 7 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon is due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three month periods ended June 30, 2009 and 2008, the Company recorded $654 and $655 in interest expense related to the note payable, respectively.  Total accrued interest through June 30, 2009 is $6,322.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company is currently in negotiations to extend the due date.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through June 30, 2009, the Company repaid $8,800 of the note.  As of June 30, 2009, the balance owed is $200.

On August 20, 2008, a non-affiliated third party loaned the Company $1,500.  The note bears no interest and is due on demand.

On March 26, 2009, a non-affiliated third party loaned the Company $5,000.  The note bears no interest and is due on demand.

On June 5, 2009, a non-affiliated third party loaned the Company $662.  The note bears no interest and is due on demand.

Note 8 – Related party transactions

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

Through the three months ended June 30, 2009 and 2008, the Company paid a total of $0 and $7,520 to related parties for services rendered, respectively.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

During the quarter ended June 30, 2009, we thoroughly evaluated all existing inventory at our former warehouse in Minnesota.  Upon review, our management determined it prudent to write down inventory to its net realizable value.  As a result, we recorded impairment to inventory in the amount of $4,449, or the entire previously existing inventory.

Results of Operation for the Quarter ended June 30, 2009 and 2008

Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  Additionally, we have been transitioning our operations from Minnesota to our current domicile in Arizona.  We no longer service prior clients, since we do not have a presence in Minnesota.  As a result, year to year comparisons are not significant and are not a reliable indicator of future prospects.

Revenues, Cost of Goods Sold and Gross Profit

During the three months ended June 30, 2009, we did not generate any revenues, and, resultantly, no costs of sales were recognized.

Gross sales from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove in the three months ended June 30, 2008 were $60,781.  Less $5 in returns, allowances, credits or discounts, our net revenues during that period was $60,776.  After deducting cost of sales in the amount of $6,541 , our gross profit for the three months ended June 30, 2008 was $54,235.

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

As stated earlier, we experienced a change of control in December 2008.  Our operations have been minimal since that time and are expected to continue to be minimal for at least the next six months.  There is no assurance that we will be able to resurrect operations to their prior level and we may continue to experience a lack of revenues for the foreseeable future.

Operating Expenses

We incur various costs and expenses in the execution of our business.  During the three months ended June 30, 2009, our expenses consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.  Total operating expenses during the three months ended June 30, 2009 were $2,013, of which $274 was deprecation expense and $1,739 was attributable to general and administrative expenses.

In the year ago three months ended June 30, 2008, total operating expenditures were $49,798, consisting of the following:

1.	Total commissions paid to our sales staff were $2,289, all of which was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $274.

3.	Aggregate general and administrative expenses were $47,235, of which of which $7,520 was paid to related parties for services rendered.

Due to the change of control and relocation of our base of operations, year-to-year comparisons are not significant.

Interest Income and Expense

In the three months ended June 30, 2009, we did not generate interest income from any sources.  In the comparable three month period ended June 30, 2008, we realized $1 in interest income, generated from a bank savings account we previously maintained.

During the quarter ended June 30, 2009, our management reviewed current inventory on hand at our prior Minnesota warehouse.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, on June 30, 2009, we recorded a provision for inventory losses of $4,449, or significantly all inventory previously existing.  We did not record any impairment to inventory during the three month period ended June 30, 2008.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended June 30, 2009 and 2008, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $654 and $655, respectively.  As of June 30, 2009, we recorded $6,322 in accrued interest related to the note payable, which is currently in default.

Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

During the three months ended June 30, 2009 we recorded a net loss, in the amount of $7,116.  In comparison, we realized net income during the three months ended June 30, 2008, in the amount of $3,783.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

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

4.	On August 20, 2008, a non-related third party entity loaned us $1,500. The loan was made without interest and is due upon demand. No payments have been made to satisfy or reduce the amount due.

5.	During December 2008, a former officer and director donated cash in the amount of $310. The funds were considered donated and are not expected to be repaid.

6.	On March 26, 2009, a non-related third party entity loaned us $5,000. The loan was made without interest and is due upon demand. No payments have been made to satisfy or reduce the amount due.

7.	During the six months ended June 30, 2009, an officer and director donated cash in the amount of $200. The funds were considered donated and are not expected to be repaid.

8.
On June 5, 2009, a non-related third party entity loaned us $662 to satisfy operational expenses.  The loan was made without interest and is due upon demand.  No payments have been made to satisfy or reduce the amount due.

We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our revenues and expenses remain relatively stable, of which there can be no guarantee.  As of June 30, 2009, we had current assets of $50, compared to current liabilities in the amount of $45,586.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $6,322 through June 30, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	August 14, 2009
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	August 14, 2009
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	August 14, 2009
Anna Chalmers