Form 10-Q
period 2009-09-30
Commercial E-Waste Management Inc
filed 2009-11-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

___________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at November 16, 2009)

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

Commercial E-Waste Management, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)

Current assets:
Cash	$111	$127
Inventory	-	4,449
Total current assets	111	4,576

Fixed assets, net of accumulated depreciation of $2,829
And $2,007 as of 9/30/09 and 12/31/08, respectively	2,648	3,470

Total assets	$2,759	$8,046

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$2,496	$2,496
Accrued interest	6,983	5,020
Notes payable	34,298	26,700
Sales tax payable	2,906	2,906
Total current liabilities	46,683	37,122

Total liabilities	46,683	37,122

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	49,675	49,375
(Deficit) accumulated during development stage	(104,599)	(89,451)
Total stockholders’ (deficit)	(43,924)	(29,076)

	$2,759	$8,046

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue, net of returns and allowances	$-	$37,824	$-	$165,910
Cost of sales	-	4,918	-	16,804

Gross profit	-	32,906	-	149,106

Expenses:
Commissions	-	600	-	8,692
Commissions –related party	-	-	-	2,430
Depreciation expense	274	274	822	822
Executive compensation	-	-	120	-
General and administrative expenses	475	30,809	7,694	128,746
General and administrative expenses – related party	-	6,173	-	18,833
Total expenses	749	37,856	8,636	159,523

Other income and (expense):
Interest income	-	1	-	1
Impairment expense	-	-	(4,449)	-
Interest expense	(662)	(662)	(1,963)	(1,971)
Total expenses	(662)	(661)	(6,421)	(1,970)

(Loss) before provision for income taxes	(1,411)	(5,611)	(15,048)	(12,387)

Provision for income taxes	-	-	(100)	(100)

Net income (loss)	$(1,411)	$(5,611)	$(15,148)	$(12,487)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss)	$(15,148)	$(12,487)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	822	822
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	2,937
Increase in allowance for doubtful accounts	-	158
Decrease in inventory	4,449	5,278
(Decrease) in accounts payable	-	(2,872)
Increase in accrued interest	1,963	1,970
Increase in sales tax payable	-	1,791
Net cash (used) by operating activities	(7,914)	(2,403)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Donated capital	300	-
Proceeds from notes payable	7,598	1,500
Proceeds from notes payable – related party	-	(5,300)
Net cash (used) provided by financing activities	7,898	(3,800)

Net (decrease) in cash	(16)	(6,203)
Cash – beginning	127	6,556
Cash – ending	$111	$353

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$100	$100

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($104,599) for the period from January 25, 2007 (inception) to September 30, 2009.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of September 30, 2009 and 2008, consisted of the following:

	September 30,
	2009	2008
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(2,829)	(1,734)
	$2,648	$3,743

During the three month periods ended September 30, 2009 and 2008, the Company recorded depreciation expense of $274 and $274, respectively.

Note 5 – Impairment of Inventory

During the nine months ended September 30, 2009, management conducted a thorough review of all existing inventory expected to be relocated to the Company’s Arizona offices.  As a result, a provision for inventory losses of $4,449 was charged against operations to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

During the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of September 30, 2009, there have been no other issuances of common stock.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 7 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon is due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three month periods ended September 30, 2009 and 2008, the Company recorded $662 and $662 in interest expense related to the note payable, respectively.  Total accrued interest through September 30, 2009 is $6,983.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company is currently in negotiations to extend the due date.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.  Through September 30, 2009, the Company repaid $8,800 of the note.  As of September 30, 2009, the balance owed is $200.

Through September 30, 2009, a non-affiliated third party loaned the Company $9,098.  The note bears no interest and is due on demand.

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

Through the three months ended September 30, 2009 and 2008, the Company paid a total of $0 and $6,773 to related parties for services rendered, respectively.

During the nine months ended September 30, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

During the nine months ended September 30, 2009, we thoroughly evaluated all existing inventory at our former warehouse in Minnesota.  Upon review, our management determined it prudent to write down inventory to its net realizable value.  As a result, we recorded impairment to inventory in the amount of $4,449, or the entire previously existing inventory.

Results of Operation for the Quarter ended September 30, 2009 and 2008

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

Revenues, Cost of Goods Sold and Gross Profit

During the three months ended September 30, 2009, we did not generate any revenues, and, resultantly, no costs of sales were recognized.

Gross sales from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove in the three months ended September 30, 2008 were $38,454.  Less $330 in returns and allowances, as well as credits or discounts in the amount of $300, our net revenues during that period was $37,824.  After deducting cost of goods sold in the amount of $3,645 and merchant fees associated with sales of $1,273, our gross profit for the three months ended September 30, 2008 was $32,906.

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

As stated earlier, we experienced a change of control in December 2008.  Our operations have been minimal since that time and are expected to continue to be minimal for the foreseeable future.  There is no assurance that we will be able to resurrect operations to their prior level, if at all, and we may continue to experience a lack of revenues for the foreseeable future.

Operating Expenses

We incur various costs and expenses in the execution of our business.  During the three months ended September 30, 2009, our expenses consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.  Total operating expenses during the three months ended September 30, 2009 were $749, of which $274 was deprecation expense and $475 was attributable to general and administrative expenses.

In the year ago three months ended September 30, 2008, total operating expenditures were $37,856, consisting of the following:

1.	Total commissions paid to our sales staff were $600, all of which was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $274.

3.	Aggregate general and administrative expenses were $36,982, of which of which $6,173 was paid to related parties for services rendered.

Due to the change of control and relocation of our base of operations, year-to-year comparisons are not significant.

Interest Income and Expense

In the three months ended September 30, 2009, we did not generate interest income from any sources.  In the comparable three month period ended September 30, 2008, we realized $1 in interest income, generated from a bank savings account we previously maintained.

During the nine months ended September 30, 2009, our management reviewed current inventory on hand at our prior Minnesota warehouse.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, on September 30, 2009, we recorded a provision for inventory losses of $4,449, or significantly all inventory previously existing.  We did not record any impairment to inventory during the three or nine month periods ended September 30, 2008.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended September 30, 2009 and 2008, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $662 and $662, respectively.  As of September 30, 2009, we recorded $6,983 in accrued interest related to the note payable, which is currently in default.

Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

During the three months ended September 30, 2009 we recorded a net loss, in the amount of $1,411.  In comparison, we realized a net loss during the three months ended September 30, 2008, in the amount of $5,611.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.
On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of September 30, 2009, we have accrued interest in the aggregate amount of $6,983, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.	On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.
On September 9, 2007, we issued a long term note payable in the amount of $9,000 to a former officer and director.  As of September 30, 2009, we have repaid a total of $8,800 of this loan.  No additional payments have been made to satisfy or reduce the amount due.

4.	On August 20, 2008, a non-related third party entity loaned us $1,500. The loan was made without interest and is due upon demand. No payments have been made to satisfy or reduce the amount due.

5.	During December 2008, a former officer and director donated cash in the amount of $310. The funds were considered donated and are not expected to be repaid.

6.	During the nine months ended September 30, 2009, an officer and director donated cash in the amount of $300. The funds were considered donated and are not expected to be repaid.

7.
During the nine months ended September 30, 2009, a non-related third party entity loaned us an aggregate of $9,098 to satisfy operational expenses.  The loan was made without interest and is due upon demand.  No payments have been made to satisfy or reduce the amount due.

We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of September 30, 2009, we had current assets of $111, compared to current liabilities in the amount of $46,683.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls, we plan to establish a formal audit committee of the Board of Directors.  We are also seeking an at least one additional person to serve as an outside Director, as well as sit on the audit committee, thereby providing oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $6,983 through September 30, 2009.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Material Contracts

(a) Bridge Loan Agreement dated February 2, 2007 (2)

(b) Promissory Note dated September 1, 2007 (2)

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	November 16, 2009
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	November 16, 2009
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	November 16, 2009
Anna Chalmers