Form 10-K
period 2009-12-31
Commercial E-Waste Management Inc
filed 2010-03-12
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $50,000 as of March 11, 2010.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 11, 2010 was 11,000,000.

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
For the year ended December 31, 2009

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

The collection of electronic waste is conducted by third party laborers, who physically remove items from a client’s location and transport them to a pre-determined location.  We plan to rely solely upon third-party heavy-equipment rental companies for transportation equipment.  We do not own any vehicles or equipment.

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

Dependence on One or a Few Major Customers

During the year ended December 31, 2009, we had no customers and did not generate any revenues.

In the year ended December 31, 2008, prior to the change of control, we operated in the State of Minnesota, and had approximately 180 unique customers.  Our five largest customers collectively accounted for approximately 23.42% of net revenues during the year ended December 31, 2008, as follows:

Customer Name	Approximate % of Revenues

ETK International	12.0%
Weather Nation	4.0%
Vallon, LLC	3.9%
Commercial Environments, Inc.	3.6%
J-I-T Services, Inc.	3.2%

We have experienced a change of control and moved our corporate headquarters and all of our operations Arizona.  We have had no operations in Minnesota since 2008, and no longer service customers in the State of Minnesota.  We have no long-term or guaranteed contracts in place and there can be no assurance that we will be able to replace revenues from lost customers with revenues from other customers.

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

Commercial E-Waste cannot guarantee that we will be successful in our future operations.  We have incurred net losses since our inception and expect to continue to do so for the foreseeable future.  Since 2008, our operations have been severely hampered by the state of the general economy, with fewer businesses upgrading existing equipment and infrastructure and, resultantly, divesting outdated or fully-depreciated items.  Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in the registration statement, of which this prospectus is a part.  If our business fails, the investors in this offering may face a complete loss of their investment.

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

On December 15, 2008, our former majority stockholder, Brenda Pfeifer, sold her entire position in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction exempt from registration in accordance with Section 4(1) of the Securities Act of 1933.

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

During the year ended December 31, 2009, we thoroughly evaluated all existing inventory at our former warehouse in Minnesota.  Upon review, our management determined it prudent to write down inventory to its net realizable value.  As a result, we recorded impairment to inventory in the amount of $4,449, or the entire previously existing inventory.

Results of Operation for the years ended December 31, 2009 and 2008

Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  Additionally, we have relocated our operations from Minnesota to our current domicile in Arizona.  We do not service prior clients, since we do not have a presence in Minnesota.  As a result, year-to-year comparisons are not significant and are not a reliable indicator of future prospects.

Revenues, Cost of Goods Sold and Gross Profit

During the year ended December 31, 2009, we had no customers and did not generate any revenues, and, resultantly, no cost of sales was recognized.

In the prior year ended December 31, 2008, we generated $167,587 in gross revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove.  Less $1,678 in returns, allowances, credits or discounts, our net revenues during that period was $165,909.  After deducting cost of sales of $16,803, our gross profit for the year ended December 31, 2008 was $149,106.  We do not believe this is indicative of future ongoing operations.  As noted in the revenue subsection in this management’s discussion, we experienced a dramatic negative growth rate during the year ended December 31, 2008.  We generated no revenues in the fourth quarter ended December 31, 2008 and cannot assure you that we will be able to generate revenues for the foreseeable future.

The year ended December 31, 2008 was, at best, difficult for our operations.  We experienced a precipitous decline in revenues; leading to no revenues earned during the fourth quarter of that year.  Due to the rapid decline in business conditions, our prior management was forced to cease operations in Minnesota.  Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, lead to a decline in collection- and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.

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

Operating Expenses

We incur various costs and expenses in the execution of our business.  During the year ended December 31, 2009, our expenses consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.

Total operating expenses during the year ended December 31, 2009 were $15,092, consisting of $1,095 in depreciation expense, $120 in executive compensation paid to a former officer for services rendered, and $13,877 of general and administrative costs.  During the period, the primary components of general and administrative expenses were: professional fees paid to accountants and consultants totaled $9,292, which was 67.0% of total general and administrative expenses, and impairment of inventory in the amount of $4,449, which accounted for 32.1% of total general and administrative expenses.

In the prior year, ended December 31, 2008, total operating expenditures were $163,101, consisting of the following:

1.	Total commissions paid to our sales staff were $11,123, of which $2,430 was paid to related parties and $8,693 was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $1,095.

3.
Aggregate general and administrative expenses were $150,883, of which of which $18,833 was paid to related parties for services rendered.  During this period, rent expense in the amount of $45,978, which was 30.5% of total general and administrative expenses, while direct labor expense of $25,935 made up 17.2% of total general and administrative expenses.

Due to the change of control and relocation of our base of operations, year-to-year comparisons are not significant.

Interest Expense

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the years ended December 31, 2009 and 2008, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $2,625 and $2,632, respectively.  As of December 31, 2009, we recorded $7,645 in accrued interest related to the note payable, which is currently in default.

Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

During the year ended December 31, 2009, our net loss was $17,817.  For the year ended December 31, 2008, we incurred a net loss in the amount of $16,727.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have an accumulated deficit of $107,268 and there is significant uncertainty projecting future profitability due to the current state of our operations and the economy in general.

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

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities, as follows:

1.
On February 2, 2007, we secured a bridge loan for $25,000 at an interest rate of 10.5% per year.  As of December 31, 2009, we have accrued interest in the aggregate amount of $7,645, related specifically to this loan, which is currently past due.  No payments have been made to satisfy or reduce the amount due.

2.	On June 30, 2007, we closed our private placement offering of common stock, whereby we sold an aggregate of 1,000,000 shares at a price per share of $0.05, for gross proceeds of $50,000.

3.
On September 9, 2007, we issued a long term note payable in the amount of $9,000 to an officer and director.  As of December 31, 2008, we have repaid a total of $8,800 of this loan.  As of December 31, 2009, a former officer and director assumed responsibility to satisfy the balance owed of $200.

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

7.
During the year ended December 31, 2009, a non-related third party entity loaned us an aggregate of $13,698 to satisfy operational expenses.  The loan was made without interest and is due upon demand.  No payments have been made to satisfy or reduce the amount due.

8.
During the year ended December 31, 2009, a former officer and director agreed to satisfy certain liabilities of the Company totaling $2,211, which includes the $200 balance owed on the September 9, 2007 note payable.  The entire amount has been donated to us and is not expected to be repaid.

We are in a precarious financial position and are uncertain of our ability to continue to operate over the next fiscal year, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of December 31, 2009, we had current assets of $72, compared to current liabilities in the amount of $46,828.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

As a result of our lack of working capital, deterioration of sales and our inability to collect accounts receivable, Brenda Pfeifer, our former President, director and majority shareholder, could no longer support our continued operations.  On December 15, 2008, we experienced a change on control whereby Mrs. Pfeifer sold her majority interest in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  Concurrently, Mrs. Pfeifer resigned from the offices of President and Director and Mr. Eugene Pfeifer resigned from the offices of Secretary, Treasurer and Director.  Ms. Chalmers was subsequently elected to fill all vacant positions.  Mrs. Chalmers has attempted to restructure most of our financial obligations and has relocated our headquarters to Scottsdale, Arizona.

To preserve our own working capital, we have arranged to be released from the obligations of our February 12, 2007 lease agreement.  The property owner has terminated our lease, effective September 5, 2008, and no further lease payments have be made.  We currently utilize office space provided by an officer and sole director on an as-needed basis, at no charge to us.

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
December 31, 2009 and 2008

and

Statements of Operations,
Stockholders’ (Deficit), and
Cash Flows
For the years ended
December 31, 2009 and 2008

WEAVER & MARTIN

To the Board of Directors and Stockholders
Commercial E-Waste Management, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Commercial E-Waste Management, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Commercial E-Waste Management, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial E-Waste Management, Inc. as of December 31, 2009 and 2008, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 12, 2010

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

F1

Commercial E-Waste Management, Inc.
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash	$72	$127
Inventory	-	4,449
Total current assets	72	4,576

Fixed assets, net of accumulated depreciation of $3,103
and $2,007 as of 12/31/09 and 12/31/08, respectively	2,374	3,470

Total assets	$2,446	$8,046

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$485	$2,496
Accrued interest	7,645	5,020
Notes payable	38,698	26,700
Sales tax payable	-	2,906
Total current liabilities	46,828	37,122

Total liabilities	46,828	37,122

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	51,886	49,375
Accumulated (deficit)	(107,268)	(89,451)
Total stockholders’ (deficit)	(44,382)	(29,076)

Total liabilities and stockholders’ (deficit)	$2,446	$8,046

The accompanying notes are an integral part of these financial statements.

F2

Commercial E-Waste Management, Inc.
Statements of Operations

	For the years ended
	December 31,
	2009	2008

Revenue, net of returns and allowances	$-	$165,909
Cost of sales	-	16,803

Gross profit	-	149,106

Expenses:
Commissions	-	8,693
Commissions – related party	-	2,430
Depreciation expense	1,095	1,095
Executive compensation	120	-
General and administrative expenses	13,877	132,050
General and administrative expenses – related party	-	18,833
Total expenses	15,092	163,101

Other income (expense):
Interest income	-	-
Interest expense	(2,625)	(2,632)
Total other (expense)	(2,625)	(2,632)

(Loss) before provision for income taxes	(17,717)	(16,627)

Provision for income taxes	(100)	(100)

Net (loss)	$(17,817)	$(16,727)

Weighted average number of
common shares outstanding - basic and fully diluted	11,000,000	11,000,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Commercial E-Waste Management, Inc.
Statements of Stockholders’ Equity

					Total
	Common Stock		Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

January 2007
Founders shares
issued for services	10,000,000	$10,000	$-	$-	$10,000

February 2007
Donated capital	-	-	60	-	60

June 2007
Private placement	1,000,000	1,000	49,000	-	50,000

October 2007
Donated capital	-	-	5	-	5

Net (loss)
For the period January 25, 2007
(Inception) to December 31, 2007	-	-	-	(72,724)	(72,724)

Balance, December 31, 2007	11,000,000	11,000	49,065	(72,724)	(12,659)

Donated capital	-	-	310	-	310

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,727)	(16,727)

Balance, December 31, 2008	11,000,000	$11,000	$49,375	$(89,451)	$(29,076)

Donated capital	-	-	300	-	300

Forgiveness of liabilities
Related party	-	-	2,211	-	2,211

Net (loss)
For the year ended
December 31, 2009	-	-	-	(17,817)	(17,817)

Balance, December 31, 2009	11,000,000	$11,000	$51,886	$(107,268)	$(44,382)

The accompanying notes are an integral part of these financial statements.

F4

Commercial E-Waste Management, Inc.
Statements of Cash Flows

	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities
Net (loss)	$(17,817)	$(16,727)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-
Depreciation	1,095	1,095
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	5,483
(Increase) decrease in inventory	4,449	5,278
Increase (decrease) in accounts payable	(2,011)	(2,492)
Increase in accrued interest	2,625	2,632
Increase in sales tax payable	(2,906)	1,792
Net cash (used) by operating activities	(14,565)	(2,939)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash (used) by investing activities	-	-

Cash flows from financing activities
Donated capital	2,512	310
Proceeds from notes payable	12,198	1,500
Payments to note payable – related party	(200)	(5,300)
Net cash provided by financing activities	(14,510)	(3,490)

Net increase (decrease) in cash	(55)	(6,429)
Cash – beginning	127	6,556
Cash – ending	$72	$127

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$100	$100

The accompanying notes are an integral part of these financial statements.

F5

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized January 25, 2007 under the laws of the State of Nevada, as Commercial E-Waste Management, Inc.  The Company is authorized to issue up to 100,000,000 shares of its common stock with a par value of $0.001 per share and up to 100,000,000 shares of its preferred stock with a par value of $0.001 per share.

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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2009, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and other miscellaneous costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and miscellaneous other costs totaled $0 and $16,803 during the years ended December 31, 2009 and 2008.

Shipping Activities
Outbound shipping charges to customers are included in revenues, net of returns and allowances.

Advertising costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2009 and 2008, there was $0 and $1,696 in advertising costs included in selling, general and administrative expenses, respectively.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2009 and 2008.

Loss per share
Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Income Taxes
The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

F8

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($107,268) for the period from January 25, 2007 (inception) to December 31, 2009, and had net sales of $276,835.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Fixed assets

Fixed assets as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(3,103)	(2,007)
	$2,374	$3,470

During the years ended December 31, 2009 and 2008, the Company recorded depreciation expense of $1,095 and $1,095, respectively.

Note 5 – Impairment of Inventory

During the year ended December 31, 2009, management conducted a thorough review of all existing inventory expected to be relocated to the Company’s Arizona offices.  As a result, a provision for inventory losses of $4,449 was charged against operations to write down inventory to its net realizable value.  This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products.  It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will materially different from the actual amounts or results.  These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

F9

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 6 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $.001 par value preferred stock.

On January 25, 2007 the Company issued 10,000,000 shares of its $0.001 par value common stock as founders’ shares to a former officer and director in exchange for services rendered valued at $10,000.

On February 1, 2007, a former officer and director of the Company donated cash in the amount of $60.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through September 30, 2007, the Company completed a private placement pursuant to Regulation D, Rule 506, of the Securities Act of 1933, as amended, whereby the Company sold an aggregate of 1,000,000 shares of its $0.001 par value common stock for total cash of $50,000.

On October 4, 2007, a former officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2008, a former officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the year ended December 31, 2009, a former officer and director of the Company agreed to satisfy certain liabilities of the Company totaling $2,211.  The entire amount in considered to be donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 7 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the years ended December 31, 2009 and 2008, the Company recorded $2,625 and $2,632 in interest expense related to the note payable, respectively.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company is currently in negotiations to extend the due date.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, was due and payable on September 1, 2009 and contains no prepayment penalty.  During the years ended December 31, 2009 and 2008, the Company repaid $5,300 and $3,500 of the note.  In 2009, a former officer and director of the Company agreed to assume responsibility to satisfy the balance owed of $200.

Through December 31, 2009, a non-affiliated third party loans the Company $13,698.  The notes bears no interest, and are due on demand.

F10

Commercial E-Waste Management, Inc.
Notes to Financial Statements

Note 8 – Related party transactions

The Company issued 10,000,000 shares of its par value common stock as founders’ shares to an officer and director in exchange for services rendered in the amount of $10,000.

On February 1, 2007, a former officer and director of the Company donated cash in the amount of $60.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On September 9, 2007, the Company borrowed $9,000 from a former officer and director of the Company.  The note bears no interest, is due and payable on September 1, 2009 and contains no prepayment penalty.

On October 4, 2007, a former officer and director of the Company donated cash in the amount of $5.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During 2008, a former officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Through the years ended December 31, 2009 and 2008, the Company paid a total of $0 and $2,430 in commissions to various related parties, respectively.

Through the year ended December 31, 2009 and 2008, the Company paid a total of $0 and $18,833 to related parties for services rendered, respectively.

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the year ended December 31, 2009, a former officer and director of the Company agreed to satisfy certain liabilities of the Company totaling $2,211.  The entire amount in considered to be donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Note 9 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

F11

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

Our Board of Directors were advised by Weaver & Martin, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2009 Weaver & Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)
Anna Chalmers(2)	President, Secretary, Treasurer and Director	January 2010 – 2011

Notes:

1.
All directors will hold office until the next annual meeting of the stockholders, which shall be held in January of 2011, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2009, we received no recommendation for Directors from our stockholders.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2009 and 2008 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Anna Chalmers	2009	0	0	0	0	0	0	0	0
President (1)	2008	0	0	0	0	0	0	0	0

Brenda Pfeifer	2008	0	0	0	0	0	0	8,533 (2)	8,533
Former President (1)

Eugene Pfeifer	2008	0	0	0	0	0	0	10,540 (3)	10,540
Former Secretary (1)

Notes:

1.	On December 15, 2008, we experienced a change of control, whereby Mrs. Brenda Pfeifer resigned as President and Director and Mr. Eugene Pfeifer resigned from his positions of Secretary and Treasurer.

2.	Total other compensation paid to Brenda Pfeifer was $8,533 through December 31, 2008.

3.	Total other compensation paid to Eugene Pfeifer was $10,540 through December 31, 2008.

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

Through the years ended December 31, 2009 and 2008, we paid a total of $0 and $2,430 in commissions to various related parties, respectively.

Through the year ended December 31, 2009 and 2008, we paid a total of $0 and $18,833 to related parties for services rendered, respectively.

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the year ended December 31, 2009, a former officer and director agreed to satisfy certain liabilities of the Company totaling $2,211.  The entire amount in considered to be donated, is not expected to be repaid and is considered to be additional paid-in capital.

CEWM uses office space and services provided without charge by Anna Chalmers, our sole officer and director.

Director Independence

The Board of Directors has concluded that Director Anna Chalmers is not independent in accordance with the director independence standards.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2009 and 2008 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2009	2008

Audit fees	$7,000	$9,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$7,000	$9,500

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Material Contracts

(a) Lease Agreement (2)

(b) Addendum to the Lease Agreement (2)

(c) Bridge Loan Agreement dated February 2, 2007 (2)

(d) Promissory Note dated September 1, 2007 (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Anna Chalmers
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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

By: /s/ Anna Chalmers, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Anna Chalmers	President, CEO and Director	March 12, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Financial Officer	March 12, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	March 12, 2010
Anna Chalmers