Form 10-Q
period 2010-03-31
Commercial E-Waste Management Inc
filed 2010-05-12
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at May 12, 2010)

COMMERCIAL E-WASTE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, filed with the Commission on March 12, 2009.

Commercial E-Waste Management, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2010	2008
	(unaudited)	(audited)

Current assets:
Cash	$33	$72
Total current assets	33	72

Fixed assets, net of accumulated depreciation of $3,377
and $3,103 as of 3/31/10 and 12/31/09, respectively	2,100	2,374

Total assets	$2,133	$2,446

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$485	$485
Accrued interest	8,292	7,645
Notes payable	42,516	38,698
Total current liabilities	51,293	46,828

Total liabilities	51,293	46,828

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	51,886	51,886
Accumulated deficit	(112,046)	(107,268)
Total stockholders’ (deficit)	(49,160)	(44,382)

	$2,133	$2,446

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	For the three months ended
	March 31,
	2010	2009

Revenue	$-	$

Expenses:
Depreciation expense	274		274
Executive compensation	-		120
General and administrative expenses	3,807		5,480
Total expenses	4,081		5,874

Other income and (expense):
Interest expense	(647)		(647)
Total expenses	(647)		(647)

(Loss) before provision for income taxes	(4,728)		(6,521)

Provision for income taxes	(50)		(100)

Net (loss)	$(4,778)		$(6,621)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000		11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)		$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net (loss)	$(4,778)	$(6,621)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	274	274
Changes in operating assets and liabilities:
Increase in accounts payable	-	460
Increase in accrued interest	647	647
Net cash (used) by operating activities	(3,857)	(5,240)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Donated capital	-	200
Proceeds from notes payable	3,818	5,000
Proceeds from notes payable – related party	-	-
Net cash provided by financing activities	3,818	5,200

Net (decrease) in cash	(39)	(40)
Cash – beginning	72	127
Cash – ending	$33	$87

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$150	$100

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($112,046) for the period from January 25, 2007 (inception) to March 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of March 31, 2010 and 2009, consisted of the following:

	March 31,
	2010	2009
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(3,377)	(2,281)
	$2,100	$3,196

During the three month periods ended March 31, 2010 and 2009, the Company recorded depreciation expense of $274 and $274, respectively.

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

During the year ended December 31, 2008, an officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

As of March 31, 2010, there have been no other issuances of common stock.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended March 31, 2010 and 2009, the Company recorded $647 and $647 in interest expense related to the note payable, respectively.  Total accrued interested as of March 31, 2010 is $8,292.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company has negotiated the note to be due on demand.  As of March 31, 2010, the total principal and accrued interest due was $33,292.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, was due and payable on September 1, 2009 and contains no prepayment penalty.  During the years ended December 31, 2009 and 2008, the Company repaid $5,300 and $3,500 of the note.  In 2009, a former officer and director of the Company agreed to assume responsibility to satisfy the balance owed of $200.  As of March 31, 2010, there is $0 due on this note.

Through March 31, 2010, a non-affiliated third party loaned the Company $17,516.  The notes bears no interest, and are due on demand.

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

During the year ended December 31, 2008, an officer and director of the Company donated cash in the amount of $310.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the year ended December 31, 2009, an officer and director of the Company donated cash in the amount of $300.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the three months ended March 31, 2010 and 2009, an officer and director of the Company donated cash in the amount of $0 and $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Results of Operation for the Quarter ended March 31, 2010 and 2009

Revenues

During the three months ended March 31, 2010, we did not generate any revenues, and, resultantly, no costs of sales were recognized.  Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

Operating Expenses

We incur various costs and expenses in the execution of our business.  Our expenses mainly consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.

Total operating expenses during the three months ended March 31, 2010 were $4,081, of which $274 was deprecation expense and $3,807 was attributable to general and administrative expenses.  In the year ago three months ended March 31, 2009, total operating expenditures were $5,874, consisting of $274 in depreciation expense, $120 in compensation to our sole officer and director and $5,480 in general and administrative expenses.

Interest Expense

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended March 31, 2010 and 2009, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $647 and $647, respectively.  As of March 31, 2010, we recorded an aggregate of $8,292 in accrued interest related to the note payable, which is currently in default.  Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

In the three month periods ended March 31, 2010 and 2009, we recorded provision for income taxes of $50 and $100, respectively.

Net Loss

During the three months ended March 31, 2010, we recorded a net loss, in the amount of $4,778.  In comparison, we realized a net loss during the three months ended March 31, 2009, in the amount of $6,621.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities.  Unfortunately, we remain in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2010, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of March 31, 2010, we had current assets of $33, compared to current liabilities in the amount of $51,293.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

As a result of our lack of working capital, deterioration of sales and our inability to collect accounts receivable, Brenda Pfeifer, our former President, director and majority shareholder, could no longer support our continued operations.  On December 15, 2008, we experienced a change on control whereby Mrs. Pfeifer sold her majority interest in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  Concurrently, Mrs. Pfeifer resigned from the offices of President and Director and Mr. Eugene Pfeifer resigned from the offices of Secretary, Treasurer and Director.  Ms. Chalmers was subsequently elected to fill all vacant positions.  Ms. Chalmers is in the process of restructuring our financial obligations and relocated our headquarters to Scottsdale, Arizona.

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered to be a material weakness under the standards of the Public Company Accounting Oversight Board was:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $8,292 through March 31, 2010.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	May 12, 2010
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	May 12, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	May 12, 2010
Anna Chalmers