Form 10-Q
period 2010-06-30
Commercial E-Waste Management Inc
filed 2010-08-13
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

__________________
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that ht registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at August 11, 2010)

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

Commercial E-Waste Management, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2010	2008
	(unaudited)	(audited)

Current assets:
Cash	$-	$72
Total current assets	-	72

Fixed assets, net of accumulated depreciation of $3,651
and $3,103 as of 6/30/10 and 12/31/09, respectively	1,826	2,374

Total assets	$1,826	$2,446

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$491	$485
Accrued interest	8,946	7,645
Notes payable	44,210	38,698
Total current liabilities	53,647	46,828

Total liabilities	53,647	46,828

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	51,886	51,886
Accumulated (deficit)	(114,707)	(107,268)
Total stockholders’ (deficit)	(51,821)	(44,382)

Total liabilities and stockholders’ (deficit)	$1,826	$2,446

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-

Expenses:
Depreciation expense	274	274	548	548
Executive compensation	-	-	-	120
General and administrative expenses	1,733	1,739	5,540	7,219
Total expenses	2,007	2,013	6,088	7,887

Other income and (expense):
Impairment expense	-	(4,449)	-	(4,449)
Interest expense	(654)	(654)	(1,301)	(1,302)
Total expenses	(654)	(5,103)	(1,301)	(5,751)

(Loss) before provision for income taxes	(2,661)	(7,116)	(7,389)	(13,638)

Provision for income taxes	-	-	(50)	(100)

Net (loss)	$(2,661)	$(7,116)	$(7,439)	$(13,738)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows

	For the six months ended
	June 30,
	2010	2009
Cash flows from operating activities
Net (loss)	$(7,439)	$(13,738)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation	548	548
Changes in operating assets and liabilities:
Decrease in inventory	-	4,449
Increase in accounts payable	6	1,500
Increase in accrued interest	1,301	1,302
Net cash (used) by operating activities	(5,584)	(5,939)

Cash flows from investing activities
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities
Donated capital	-	200
Proceeds from notes payable	5,512	5,662
Proceeds from notes payable – related party	-	-
Net cash provided by financing activities	5,512	5,862

Net (decrease) in cash	(72)	(77)
Cash – beginning	72	127
Cash – ending	$-	$50

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$50	$100

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($114,707) for the period from January 25, 2007 (inception) to June 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of June 30, 2010 and 2009, consisted of the following:

	June 30,
	2010	2009
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(3,651)	(2,555)
	$1,826	$2,922

During the six month periods ended June 30, 2010 and 2009, the Company recorded depreciation expense of $548 and $548, respectively.

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

As of June 30, 2010, there have been no other issuances of common stock.

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended June 30, 2010 and 2009, the Company recorded $654 and $654 in interest expense related to the note payable, respectively.  Total accrued interested as of June 30, 2010 is $8,946.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company has negotiated the note to be due on demand.  As of June 30, 2010, the total principal and accrued interest due was $33,946.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, was due and payable on September 1, 2009 and contains no prepayment penalty.  During the years ended December 31, 2009 and 2008, the Company repaid $5,300 and $3,500 of the note.  In 2009, a former officer and director of the Company agreed to assume responsibility to satisfy the balance owed of $200.  As of June 30, 2010, there is $0 due on this note.

Through June 30, 2010, a non-affiliated third party loaned the Company $19,210.  The notes bear no interest, and are due on demand.

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

During the six months ended June 30, 2010 and 2009, an officer and director of the Company donated cash in the amount of $0 and $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Results of Operation

Revenues

During the quarters ended June 30, 2010, we did not generate any revenues, and, resultantly, no costs of sales were recognized.  Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

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

Total operating expenses during the quarter ended June 30, 2010 were $2,007, of which $274 was deprecation expense and $1,733 was attributable to general and administrative expenses.  In the year ago three months ended June 30, 2009, total operating expenditures were $2,013, consisting of $274 in depreciation expense, and $1,739 in general and administrative expenses.

Other Expenses

During the quarter ended June 30, 2009, our management reviewed current inventory on hand at our prior Minnesota warehouse.  Based on our management’s estimates of customer demand and the market for similar products, we determined it necessary to write down the inventory to its net realizable value.  As a result, on June 30, 2009, we recorded a provision for inventory losses of $4,449, or significantly all inventory previously existing.  We did not record any impairment to inventory during the three month period ended June 30, 2010.

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended June 30, 2010 and 2009, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $654 and $654, respectively.  As of June 30, 2010, we recorded an aggregate of $8,946 in accrued interest related to the note payable, which is currently in default.  Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

During the three months ended June 30, 2010, we recorded a net loss, in the amount of $2,661.  In comparison, we realized a net loss during the three months ended June 30, 2009, in the amount of $7,116.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities.  Unfortunately, we remain in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2010, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of June 30, 2010, we had no cash on hand, compared to current liabilities in the amount of $53,647.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by management’s performance of the evaluation of internal control over financial reporting identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has taken all actions to ensure that the filing includes all required content and the financial statements presented conform to GAAP.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $8,946 through June 30, 2010.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	August 11, 2010
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	August 11, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	August 11, 2010
Anna Chalmers