Form 10-Q/A
period 2010-06-30
Commercial E-Waste Management Inc
filed 2010-08-23
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 1 to
FORM 10-Q/A

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

*EXPLANTORY NOTE – Following the filing of the Form 10-Q, for the period ended June 30, 2010, the Registrant discovered it had inadvertently not filed Exhibit 31 (Certification pursuant to Rule 13a-14(a)/15d-14(a) and Exhibit 32 (Certification under Section 906 of the Sarbanes-Oxley Act).  The Registrant is filing this 10-Q/A to include such exhibits.  No disclosure was changed as a result of the error and there were no other changes to the Form 10-Q.

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