Form 10-Q
period 2010-09-30
Commercial E-Waste Management Inc
filed 2010-11-12
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at November 12, 2010)

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

Commercial E-Waste Management, Inc.
Condensed Balance Sheets
(A Development Stage Company)

	September 30,	December 31,
	2010	2008
	(unaudited)	(audited)

Current assets:
Cash	$55	$72
Total current assets	55	72

Fixed assets, net of accumulated depreciation of $3,925
and $3,103 as of 9/30/10 and 12/31/09, respectively	1,552	2,374

Total assets	$1,607	$2,446

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$485	$485
Accrued interest	9,608	7,645
Notes payable	46,029	38,698
Total current liabilities	56,122	46,828

Total liabilities	56,122	46,828

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	51,986	51,886
Accumulated (deficit)	(117,501)	(107,268)
Total stockholders’ (deficit)	(54,515)	(44,382)

Total liabilities and stockholders’ (deficit)	$1,607	$2,446

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Operations
(A Development Stage Company)

	Three Months Ended		Nine Months Ended		January 25, 2007
	September 30,		September 30,		(Inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$276,835
Cost of sales	-	-	-	-	22,622

Gross profit	-	-	-	-	254,213

Expenses:
Commissions	-	-	-	-	9,561
Commissions – related party	-	-	-	-	21,114
Depreciation expense	274	274	822	822	3,925
Executive compensation	-	-	-	120	10,120
General and administrative expenses	1,858	475	7,398	7,694	282,039
General and administrative expenses – related party	-	-	-	-	30,648
Total expenses	2,132	749	8,220	8,636	357,407

Other expense:
Impairment expense	-	-	-	(4,449)	(4,449)
Interest expense	(661)	(662)	(1,963)	(1,963)	(9,608)
Total other expenses	(661)	(662)	(1,963)	(6,412)	(14,057)

(Loss) before provision for income taxes	(2,793)	(1,411)	(10,183)	(15,048)	(117,251)

Provision for income taxes	-	-	(50)	(100)	(250)

Net (loss)	$(2,793)	$(1,411)	$(10,233)	$(15,148)	$(117,501)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)

`	For the nine months ended		January 25, 2007
	September 30,		(Inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities
Net (loss)	$(10,233)	$(15,148)	$(117,501)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Depreciation	822	822	3,925
Changes in operating assets and liabilities:
Decrease in inventory	-	4,449	-
Increase in accounts payable	-	-	485
Increase in accrued interest	1,963	1,963	9,608
Net cash (used) by operating activities	(7,448)	(7,914)	(93,483)

Cash flows from investing activities
Purchase of fixed assets	-	-	(5,447)
Net cash provided by investing activities	-	-	(5,447)

Cash flows from financing activities
Donated capital	100	300	2,986
Issuances of common stock	-	-	50,000
Proceeds from notes payable	7,331	7,598	46,029
Net cash provided by financing activities	7,431	7,898	99,015

Net (decrease) in cash	(17)	(16)	55
Cash – beginning	72	127	-
Cash – ending	$55	$111	55

Supplemental disclosures:
Interest paid	$-	$-	-
Income taxes paid	$50	$100	250

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

The business of the Company is to collect, refurbish, resell and/or recycle information technology assets and end of life equipment.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($117,501) for the period from January 25, 2007 (inception) to September 30, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of September 30, 2010 and 2009, consisted of the following:

	September 30,
	2010	2009
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(3,925)	(2,829)
	$1,552	$2,648

During the nine month periods ended September 30, 2010 and 2009, the Company recorded depreciation expense of $822 and $822, respectively.

Note 5 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $.001 par value preferred stock.

On July 19, 2010, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

During the nine months ended September 30, 2010, there have been no other issuances of common stock.

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended September 30, 2010 and 2009, the Company recorded $661 and $662 in interest expense related to the note payable, respectively.  Total accrued interested as of September 30, 2010 is $9,608.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is now past due.  The Company has negotiated the note to be due on demand.  As of September 30, 2010, the total principal and accrued interest due was $34,608.

Through September 30, 2010, a non-affiliated third party loaned the Company $21,029.  The notes bear no interest, and are due on demand.

Note 7 – Related party transactions

During the nine months ended September 30, 2010, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Results of Operation

Revenues

During the three and nine month periods ended September 30, 2010 and 2009, we did not generate any revenues, and, resultantly, no costs of sales were recognized.  Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

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

Total operating expenses during the quarter ended September 30, 2010 were $2,132, of which $274 was deprecation expense and $1,858 was attributable to general and administrative expenses.  In the year ago three months ended September 30, 2009, total operating expenditures were $749, consisting of $274 in depreciation expense, and $475 in general and administrative expenses.

Other Expenses

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended September 30, 2010 and 2009, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $661 and $662, respectively.  As of September 30, 2010, we recorded an aggregate of $9,608 in accrued interest related to the note payable, which is currently in default.  Our new management is working to restructure our debt obligations.  However, there can be no guarantee that we will be able to do so under favorable conditions, if at all.

Net Loss

During the three months ended September 30, 2010, we recorded a net loss, in the amount of $2,793.  In comparison, we realized a net loss during the three months ended September 30, 2009, in the amount of $1,411.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

Since our inception, we have obtained capital through sales of our equity and debt securities.  Unfortunately, we remain in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2010, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of September 30, 2010, we had minimal cash on hand, compared to current liabilities in the amount of $56,122.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Defaults Upon Senior Securities

On February 2, 2007, we secured bridge loan financing of $25,000 at a rate of 10.5% per annum.  The loan was due in February 2008, and is currently in default.  We recorded total interest expense in the amount of $9,608 through September 30, 2010.  We cannot predict when, if ever, we will be able to remedy this debt obligation in full.

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	November 12, 2010
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	November 12, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	November 12, 2010
Anna Chalmers