Form 10-Q/A
period 2010-03-31
Commercial E-Waste Management Inc
filed 2010-12-03
CIK 1402785

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

Commission File Number: 333-147193

COMMERICAL E-WASTE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3370 N. Hayden Rd. #123-591 Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

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

COMMERCIAL E-WASTE MANAGEMENT, INC.

*EXPLANTORY NOTE – The Registrant has revised the Controls and Procedures section, beginning on page 13 of this Form 10-Q/A to include the disclosure required by Item 307 of Regulation S-K.  Additionally, the Registrant had previously provided disclosure, pursuant to Item 308(a), in the Form 10-Q that was materially different from the Form 10-K for the year ended December 31, 2009, and has revised the Form 10-Q, accordingly.  No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended March 31, 2009.

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

Commercial E-Waste Management, Inc.
Notes to Condensed Financial Statements

Note 8 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 6, 2010, the date the financial statements were issued.  As of this date, nothing has happened that requires disclosure.

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

Based upon her evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in insuring that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	December 1, 2010
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	December 1, 2010
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	December 1, 2010
Anna Chalmers