Form 10-Q/A
period 2010-06-30
Commercial E-Waste Management Inc
filed 2010-12-03
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 2 to
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

*EXPLANTORY NOTE – The Registrant is filing this second amendment to the Form 10-Q for the period ended June 30, 2010 to update Exhibit 31 (Certification pursuant to Rule 13a-14(a)/15d-14(a) to include the title of Chief Financial Officer in the signature line for Ms. Anna Chalmers.  No disclosure was changed as a result of the error and there were no other changes to the Form 10-Q.

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