Form 10-K
period 2010-12-31
Commercial E-Waste Management Inc
filed 2011-03-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number: 333-147193

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Name of small business issuer in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3370 N. Hayden Rd., #123-591 Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (863) 673-8353

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
____________________
____________________	__________________
__________________

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $50,000 as of March 15, 2011.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2011 was 11,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

COMMERCIAL E-WASTE MANAGEMENT, INC.
FORM 10-K
For the year ended December 31, 2010

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

3.
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

Revenues, Cost of Goods Sold and Gross Profit

During the years ended December 31, 2010 and 2009, we had no customers and did not generate any revenues, and, resultantly, no cost of sales was recognized.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

During the period from our inception on January 25, 2007 to December 31, 2010, we generated a total of $276,835 in gross revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove.  After deducting cost of sales of $22,622, our gross profit for period was $254,213.

Operating Expenses

We incur various costs and expenses in the execution of our business.  The majority of our expenses consisted of depreciation expense related to our computer equipment and furniture and fixtures, executive compensation paid to an officer and director, as well as general and administrative expenses, which consist of, but are not limited to, rent, office expenditures, labor costs and professional fees.

During the year ended December 31, 2010, our total operating expenses were $10,262, consisting of $1,095 in depreciation expense and $9,167 of general and administrative costs.  During the period, the primary components of general and administrative expenses were: professional fees paid to accountants and consultants totaled $8,311 and office expenses in the amount of $856.

Total operating expenses during the year ended December 31, 2009 were $15,092, consisting of $1,095 in depreciation expense, $120 in executive compensation paid to a former officer for services rendered, and $13,877 of general and administrative costs.  During the period, the primary components of general and administrative expenses were: professional fees paid to accountants and consultants totaled $9,292 and impairment of inventory in the amount of $4,449.

From our inception in January 2007 to December 31, 2010, total operating expenditures were $363,898, consisting of the following:

1.	Total commissions paid to our sales staff were $30,675, of which $21,114 was paid to related parties and $9,561 was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $4,198.

3.	Executive compensation was $10,120, of which $10,000 is due specifically to the issuance of 10,000,000 shares of common stock to our founder for services rendered.

4.
Aggregate general and administrative expenses were $318,905, of which of which $30,648 was paid to related parties for services rendered.  The significant contributors to general and administrative expenses were: rent expense in the amount of $99,578, direct labor expense of $44,158 and professional fees of $36,470.

Interest Expense

On February 2, 2007, we secured bridge loan financing, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the years ended December 31, 2010 and 2009, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $2,625 and $2,625, respectively.  As of December 31, 2010, we recorded $10,270 in accrued interest related to the note payable, which is currently in default.  The note holder has agreed to extend the due date of the note to be due upon demand.

Provision for Income Taxes

During the years ended December 31, 2010 and 2009, we recorded provisions for income taxes of $50 and $100, respectively.  These amounts relate primarily to the minimum franchise tax payable in the State of Arizona.  Since our inception, we have recorded provisions for income taxes in the amount of $250.

Net Loss

During the years ended December 31, 2010 and 2009, our net losses were $12,937 and $17,817, respectively.  From our inception to December 31, 2010, we have incurred an aggregate net loss in the amount of $120,205.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  There is significant uncertainty projecting future profitability due to the current state of our operations and the economy in general.

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

Cash and Liquidity

We are in a precarious financial position and are uncertain of our ability to continue to operate over the next fiscal year, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of December 31, 2010, we had current assets of $14, compared to current liabilities in the amount of $58,512.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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
(A Development Stage Company)

Balance Sheets
as of
December 31, 2010 and 2009

and

Statements of Operations,
Stockholders’ (Deficit), and
Cash Flows
For the years ended
December 31, 2010 and 2009

WEAVER & MARTIN

To the Board of Directors and Stockholders
Commercial E-Waste Management, Inc.
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Commercial E-Waste Management, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Commercial E-Waste Management, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial E-Waste Management, Inc. as of December 31, 2010 and 2009, and the results of its operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2010

Certified Public Accountants & Consultants
411 Valentine, Suite 300
Kansas City, Missouri 64111
Phone: (816) 756-5525
Fax: (816) 756-2252

F1

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
Assets

Current assets:
Cash	$14	$72
Total current assets	14	72

Fixed assets, net of accumulated depreciation of $4,198
and $3,103 as of 12/31/10 and 12/31/09, respectively	1,279	2,374

Total assets	$1,293	$2,446

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$485	$485
Accrued interest	10,270	7,645
Notes payable	47,757	38,698
Total current liabilities	58,512	46,828

Total liabilities	58,512	46,828

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	51,986	51,886
Accumulated (deficit)	(120,205)	(107,268)
Total stockholders’ (deficit)	(57,219)	(44,382)

Total liabilities and stockholders’ (deficit)	$1,293	$2,446

The accompanying notes are an integral part of these financial statements.

F2

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Statements of Operations

	For the years ended		January 25, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Revenue, net of returns and allowances	$-	$-	$276,835
Cost of sales	-	-	22,622

Gross profit	-	-	254,213

Expenses:
Commissions	-	-	9,561
Commissions – related party	-	-	21,114
Depreciation expense	1,095	1,095	4,198
Executive compensation	-	120	10,120
General and administrative expenses	9,167	13,877	288,257
General and administrative expenses – related party	-	-	30,648
Total expenses	10,262	15,092	363,898

Other income (expense):
Interest expense	(2,625)	(2,625)	(10,270)
Total other (expense)	(2,625)	(2,625)	(10,270)

(Loss) before provision for income taxes	(12,887)	(17,717)	(119,955)

Provision for income taxes	(50)	(100)	(250)

Net (loss)	$(12,937)	$(17,817)	$(120,205)

Weighted average number of
common shares outstanding - basic and fully diluted	11,000,000	11,000,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity

					Total
	Common Stock		Additional		Stockholders’
			Paid-in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

January 2007
Founders shares
issued for services	10,000,000	$10,000	$-	$-	$10,000

February 2007
Donated capital	-	-	60	-	60

June 2007
Private placement	1,000,000	1,000	49,000	-	50,000

October 2007
Donated capital	-	-	5	-	5

Net (loss)
For the period January 25, 2007
(Inception) to December 31, 2007	-	-	-	(72,724)	(72,724)

Balance, December 31, 2007	11,000,000	11,000	49,065	(72,724)	(12,659)

Donated capital	-	-	310	-	310

Net (loss)
For the year ended
December 31, 2008	-	-	-	(16,727)	(16,727)

Balance, December 31, 2008	11,000,000	$11,000	$49,375	$(89,451)	$(29,076)

Donated capital	-	-	300	-	300

Forgiveness of liabilities
Related party	-	-	2,211	-	2,211

Net (loss)
For the year ended
December 31, 2009	-	-	-	(17,817)	(17,817)

Balance, December 31, 2009	11,000,000	$11,000	$51,886	$(107,268)	$(44,382)

Donated capital	-	-	100	-	100

Net (loss)
For the year ended
December 31, 2010	-	-	-	(12,937)	(12,937)

Balance, December 31, 2010	11,000,000	$11,000	$51,986	$(120,205)	$(57,219)

The accompanying notes are an integral part of these financial statements.

F4

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the years ended		January 25, 2007
	December 31,		(Inception) to
Cash flows from operating activities	2010	2009	December 31, 2010
Net (loss)	$(12,937)	$(17,817)	$(120,205)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	10,000
Depreciation	1,095	1,095	4,198
Changes in operating assets and liabilities:
Decrease in inventory	-	4,449	-
Increase (decrease) in accounts payable	-	(2,011)	485
Increase in accrued interest	2,625	2,625	10,270
Increase in sales tax payable	-	(2,906)	-
Net cash (used) by operating activities	(9,217)	(14,565)	(95,252)

Cash flows from investing activities
Purchase of fixed assets	-	-	(5,477)
Net cash (used) by investing activities	-	-	(5,477)

Cash flows from financing activities
Donated capital	100	2,512	2,986
Issuances of common stock	-	-	50,000
Proceeds from notes payable	9,059	12,198	47,757
Payments to note payable – related party	-	(200)	(9,000)
Net cash provided by financing activities	9,159	14,510	100,748

Net increase (decrease) in cash	(58)	(55)	14
Cash – beginning	72	127	-
Cash – ending	$14	$72	$14

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$50	$100	$250

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services -
related party	-	-	10,000,000

The accompanying notes are an integral part of these financial statements.

F5

Commercial E-Waste Management, Inc.
(A Development Stage Company)
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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009.

Inventory
Inventories, consisting of products available for sale, are accounted for using the FIFO method, and are valued at the lower of cost or market value.  This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.  Based on this evaluation, we adjust the carrying amount of our inventories to lower of cost or market value.  The Company had no inventory as of December 31, 2010 and 2009.

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

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2010 and 2009.

F6

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Property and equipment
Property and equipment is recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Furniture Fixtures and Equipment  5 years
Computer Equipment                        5 years

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Depreciation expense for the years ended December 31, 2010 and 2009 totaled $1,095 and $1,095, respectively.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2010, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and other miscellaneous costs associated with revenues and marketplace business.  The purchase price of the products, outbound shipping charges and miscellaneous other costs totaled $0 and $0 during the years ended December 31, 2010 and 2009.

Shipping Activities
Outbound shipping charges to customers are included in revenues, net of returns and allowances.

F7

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Advertising costs
The Company expenses all costs of advertising as incurred.  As of December 31, 2010 and 2009, there was $0 and $0 in advertising costs included in selling, general and administrative expenses, respectively.

Loss per share
Net loss per share is provided in accordance with ASC Subtopic 260-10. We present basic loss per share (“EPS”) on the face of statements of operations.  Loss per common share has been computed using the weighted average number of common shares outstanding during the year.  The Company had no dilutive common stock equivalents as of December 31, 2010 and 2009.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.  See Note 8 for further details.

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

Stock-Based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Recently Issued Accounting Pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

F8

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($120,205) for the period from January 25, 2007 (inception) to December 31, 2010.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Fixed assets

Fixed assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(4,198)	(3,103)
	$1,279	$2,374

During the years ended December 31, 2010 and 2009, the Company recorded depreciation expense of $1,095 and $1,095, respectively.

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

As of December 31, 2010, there have been no other issuances of common stock and no warrants or options.

F9

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008 and is past due.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the years ended December 31, 2010 and 2009, the Company recorded $2,625 and $2,625 in interest expense related to the note payable, respectively.  The Company has negotiated with the note holder to extend the due date to be due upon demand.

On September 9, 2007, the Company issued an aggregate of $9,000 in debt securities to an officer and director of the Company.  The note bears no interest, was due and payable on September 1, 2009 and contains no prepayment penalty.  During the years ended December 31, 2010 and 2009, the Company repaid $0 and $5,300 of the note.  In 2009, a former officer and director of the Company agreed to assume responsibility to satisfy the balance owed of $200.

Through December 31, 2010, a non-affiliated third party loaned the Company $22,757.  The notes bear no interest, and are due on demand.

As of December 31, 2010 and 2009, accrued interest relating to the above loans was $10,270 and $7,645, respectively

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

Note 8 – Fair Value Measurements

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

F10

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 8 – Fair Value Measurements (continued)

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$14	$-	$-	$14
Accounts payable	-	485	-	485
Notes payable	-	47,757	-	47,757

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$72	$-	$-	$72
Accounts payable	-	485	-	485
Notes payable	-	38,698	-	38,698

Note 9 – Income Taxes

We are subject to United States income taxes.  To date, we have accumulated losses of $120,205, and therefore have paid no income tax.  We expect tax rates in the US to be approximately 34%.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  Our deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  Our deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards.  NOL carry-forwards may be further limited by a change our ownership and other provisions of the tax laws.

The provision for refundable Federal income tax, using an effective tax rate of thirty-four percent (34%), consists of the following for the years ended December 31,:

	2010	2009
Refundable Federal income tax attributable to:
Current operations	$(4,400)	$(6,100)
Change in deferred tax valuation allowance	4,400	6,100
Net refundable amount	-	-

F11

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 9 – Income Taxes (continued)

The cumulative tax effect at the expected rate of thirty-four percent (34%) of significant items comprising our net deferred tax amount is as follows as of December 31,:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$41,000	$36,600
Less: Valuation allowance	(41,000)	(36,600)
Net deferred tax asset	-	-

At December 31, 2010, we had an unused NOL carryover of approximating $120,205 that is available to offset future taxable income.

Note 10 – Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

Our Board of Directors were advised by Weaver & Martin, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2010 Weaver & Martin, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.  Management believes that the lack of a functioning audit committee did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)

Anna Chalmers(2)	President, Secretary, Treasurer and Director	January 2011 – 2012

Notes:

1.
All directors will hold office until the next annual meeting of the stockholders, which shall be held in January of 2012, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2010, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 3370 N. Hayden Road, #123-591, Scottsdale, Arizona 85251.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2010 and 2009 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Anna Chalmers	2010	0	0	0	0	0	0	0	0
President (1)	2009	0	0	0	0	0	0	0	0

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

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•	A breach of a director’s duty of loyalty to us or our stockholders;
•	Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;
•	A transaction from which a director received an improper benefit; or
•	An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Anna Chalmers, President and Director	10,000,000	90.91%

	All Directors and Officers as a group (1 person)	10,000,000	90.91%

Notes:

1.	The address of each executive officer and director is c/o Commercial E-Waste Management, Inc., 3370 N. Hayden Road, #123-591, Scottsdale, Arizona 85251.

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

From 2007 through 2008, Brenda Pfeifer, our founder and a former officer, director and shareholder, donated cash in the amount of $375.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On December 15, 2008, Anna Chalmers purchased an aggregate of 10,000,000 shares of common stock of the Registrant, constituting approximately 91% of the issued and outstanding common stock of the Registrant, from Brenda Pfeifer in a private transaction pursuant to Section 4(1) of the Securities Act of 1933, as amended, for a purchase price of $1,000.

Since our inception to December 31, 2010, we paid a total of $2,430 in commissions to various related parties.

Since our inception to December 31, 2010, we paid a total of $18,833 to related parties for services rendered.

Through December 31, 2010, Anna Chalmers, an officer and director of the Company, donated cash in the amount of $400.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2010 and 2009 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2010	2009

Audit fees	$7,000	$8,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$7,000	$8,000

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Material Contracts

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

COMMERCIAL E-WASTE MANAGEMENT, INC.
(Registrant)

By: /s/ Anna Chalmers, President, CEO & Chief Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Anna Chalmers	President, CEO and Director	March 16, 2011
Anna Chalmers

/s/ Anna Chalmers	Chief Financial Officer	March 16, 2011
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	March 16, 2011
Anna Chalmers