Form 10-Q
period 2011-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2011-05-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-147193

FLUOROPHARMA MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 E. Raintree Drive, Suite 200, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(863) 673-8353
(Registrant's telephone number, including area code)

Commercial E-Waste Management, Inc.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	11,000,000 shares
(Class)	(Outstanding as at May 16, 2011)

FLUOROPHARMA MEDICAL, INC.

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, filed with the Commission on March 16, 2011.

Fluoropharma Medical, Inc f/k/a
Commercial E-Waste Management, Inc.
Condensed Balance Sheets
(A Development Stage Company)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Current assets:
Cash	$69	$14
Total current assets	69	14

Fixed assets, net of accumulated depreciation of $4,472
and $4,198 as of 3/31/2011 and 12/31/2010, respectively	1,005	1,279

Total assets	$1,074	$1,293

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable	$485	$485
Accrued interest	-	10,270
Notes payable	27,461	47,757
Total current liabilities	27,946	58,512

Total liabilities	27,946	58,512

Stockholders’ equity
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,000,000 shares issued and outstanding	11,000	11,000
Additional paid-in capital	52,086	51,986
Accumulated (deficit)	(89,958)	(120,205)
Total stockholders’ (deficit)	(26,872)	(57,219)

Total liabilities and stockholders’ (deficit)	$1,074	$1,293

The accompanying notes are an integral part of these financial statements.

Fluoropharma Medical, Inc f/k/a
Commercial E-Waste Management, Inc.
Condensed Statements of Operations
(A Development Stage Company)

	Three Months Ended		January 25, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$276,835
Cost of sales	-	-	22,622

Gross profit	-	-	254,213

Expenses:
Commissions	-	-	9,561
Commissions – related party	-	-	21,114
Depreciation expense	274	274	4,472
Executive compensation	-	-	10,120
General and administrative expenses	4,749	3,807	293,006
General and administrative expenses – related party	-	-	30,648
Total expenses	5,023	4,081	368,921

Other income and (expense):
Gain on forgiveness of debt	35,917	-	35,917
Interest expense	(647)	(647)	(10,917)
Total other expenses	35,270	(647)	25,000

Income (loss) before provision for income taxes	30,247	(4,728)	(89,708)

Provision for income taxes	-	(50)	(250)

Net income (loss)	$30,247	$(4,778)	$(89,958)

Weighted average number of
common shares outstanding – basic and fully diluted	11,000,000	11,000,000

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Fluoropharma Medical, Inc f/k/a
Commercial E-Waste Management, Inc.
Condensed Statements of Cash Flows
(A Development Stage Company)

`	For the three months ended		January 25, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities
Net income (loss)	$30,247	$(4,778)	$(89,958)
Adjustments to reconcile net income (loss) to
net cash (used) by operating activities:
Gain on forgiveness of debt	(35,917)		(35,917)
Shares issued for services – related party	-	-	10,000
Depreciation	274	274	4,472
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	485
Increase in accrued interest	647	647	10,917
Net cash (used) by operating activities	(4,749)	(3,857)	(100,001)

Cash flows from investing activities
Purchase of fixed assets	-	-	(5,447)
Net cash provided by investing activities	-	-	(5,447)

Cash flows from financing activities
Donated capital	100	-	3,086
Issuances of common stock	-	-	50,000
Proceeds from notes payable	4,704	3,818	52,461
Payments to note payable – related party	-	-	(9,000)
Net cash provided by financing activities	4,804	3,818	105,547

Net increase (decrease) in cash	55	(39)	69
Cash – beginning	14	72	-
Cash – ending	$69	$33	69

Supplemental disclosures:
Interest paid	$-	$-	-
Income taxes paid	$-	$50	250

Non-cash transactions:
Shares issued for services – related party	$-	$-	$10,000
Number of shares issued for services -
related party	-	-	10,000,000
Cancellation of Notes Payable	$35,917	$-	$35,917

The accompanying notes are an integral part of these financial statements.

Fluoropharma Medical, Inc f/k/a
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – History and organization of the company

The Company was organized January 25, 2007 (Date of Inception) under the laws of the State of Nevada, as Commercial E-Waste Management, Inc. Effective February 2011, the Company changed its name to FluoroPharma Medical, Inc. The Company is authorized to issue up to 100,000,000 shares of its common stock with a par value of $0.001 per share and up to 100,000,000 shares of its preferred stock with a par value of $0.001 per share.

The business of the Company is to collect, refurbish, resell and/or recycle information technology assets and end of life equipment.  The Company has limited operations and in accordance with FASB ASC 915-10, “Development Stage Entities,” the Company is considered a development stage company.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred a net loss of ($89,958) for the period from January 25, 2007 (inception) to March 31, 2011.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Fluoropharma Medical, Inc f/k/a
Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4 – Fixed assets

Fixed assets as of March 31, 2011 and 2010, consisted of the following:

	March 31,
	2011	2010
Computer equipment	$900	$900
Furniture, fixtures and equipment	4,577	4,577

Accumulated depreciation	(4,472)	(4,198)
	$1,005	$1,279

During the three month periods ended March 31, 2011 and 2010, the Company recorded depreciation expense of $274 and $274, respectively.

Note 5 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 100,000,000 shares of its $.001 par value preferred stock.

On July 19, 2010, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On January 1, 2011, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of March 31, 2011, there have been no other issuances of common stock and no warrants or options.

Note 6 – Debt and interest expense

On February 2 2007, the Company conducted a private offering of debt securities, whereby it secured $25,000 in bridge loan financing from one non-affiliated entity.  The aggregate principal amount and interest accrued thereupon was due February 2, 2008.  The note bears an interest rate of 10.5%, calculated annually, and contains no prepayment penalty.  During the three months ended March 31, 2011 and 2010, the Company recorded $647 and $647in interest expense related to the note payable, respectively.  Total accrued interested as of March 31, 2011 is $10,917.  The February 2, 2007, note payable for $25,000 was due February 2, 2008 and is past due.  The Company has negotiated the note to be due on demand.  On January 1, 2011, the Holder of the bridge loan agreed to cancel the entire principal balance of the note and all interest accrued to that date for a total of $35,917.  Resultantly, the Company recognized a gain on the forgiveness of debt in the amount of $35,917 for the three months ended March 31, 2011.

Through March 31, 2011, a non-affiliated third party loaned the Company $27,461.  The notes bear no interest, and are due on demand.

As of March 31, 2011 and 2010, accrued interest relating to the above loans was $0 and $8,292, respectively

Fluoropharma Medical, Inc f/k/a
Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 7 – Related party transactions

On July 19, 2010, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On January 1, 2011, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

Note 8 – Subsequent Events

On May 16, 2011, FluoroPharma Medical, Inc. f/k/a Commercial E-Waste Management, Inc., a Nevada corporation ("FPM"), entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation., a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergoCo merged will merge with and into FPI, and FPI, as the surviving corporation, will become a wholly owned subsidiary of FPM.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about FluoroPharma Medical, Inc. f/ka/a Commercial E-Waste Management, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize,  our actual results may differ materially from those indicated by the forward-looking statements.

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

Overview

We were incorporated in Nevada on January 25, 2007 under the name Commercial E-Waste Management, Inc. In February 2011, we changed our name to FluoroPharma Medical, Inc. We are an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.  We are not a recycling or waste disposal company.

On December 15, 2008, we experienced a change on control, in which our former majority stockholder, Brenda Pfeifer, sold her entire position in our common stock, consisting of 10,000,000 shares, to Anna Chalmers in a private transaction.  As a result of the change of control, we have moved our operations from Minnesota to Arizona, where Ms. Chalmers currently resides.

On May 16, 2011, FluoroPharma Medical, Inc. f/k/a Commercial E-Waste Management, Inc., a Nevada corporation ("FPM"), entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation., a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergoCo merged will merge with and into FPI, and FPI, as the surviving corporation, will become a wholly owned subsidiary of FPM.

Results of Operation

Revenues

During the three month periods ended March 31, 2011 and 2010, we did not generate any revenues, and, resultantly, no costs of sales were recognized.  Our management believes the effects of prolonged weakness in the general economy contributed to the deterioration of our business operations.  Fewer businesses divesting outdated or fully-depreciated existing equipment and furniture, as well as fewer new business ventures being started, led to a decline in collection and equipment resale revenues.  With the decline in collection, we had fewer products to resell as usable products or recyclable materials.  We have no long-term or guaranteed contracts in place with any customers and there can be no assurance that our major customers will continue to engage our services, or that we will be able to replace revenues from such customers with revenues from other customers.

During the period from our inception on January 25, 2007 to March 31, 2011, we generated a total of $276,835 in gross revenues from providing our E-Waste collection services and sales of various end-of-life equipment we were paid to remove.  After deducting cost of sales of $22,622, our gross profit for period was $254,213.

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

Total operating expenses during the quarter ended March 31, 2011 were $5,023, of which $274 was depreciation expense and $4,749 was attributable to general and administrative expenses.  In the year ago three months ended March 31, 2010, total operating expenditures were $4,081, consisting of $274 in depreciation expense, and $3,807 in general and administrative expenses.

From our inception to March 31, 2011, total operating expenses were $368,921, consisting of the following:

1.	Total commissions paid to our sales staff were $30,675, of which $21,114 was paid to related parties and $9,561 was paid to non-related parties.

2.	Depreciation expense related to our computer equipment and furniture and fixtures was $4,472.

3.	Executive compensation was $10,120, of which $10,000 is due specifically to the issuance of 10,000,000 shares of common stock to our founder for services rendered.

4.	Aggregate general and administrative expenses were $323,654, of which of which $30,648 was paid to related parties for services rendered.

Other Income and Expense

On February 2, 2007, we secured bridge loan financing from a third-party entity, through which we are able to borrow $25,000.  The loan bears an interest rate of 10.5% per annum and was payable on or before February 2, 2008 and is currently past due.  During the three months ended March 31, 2011 and 2010, we accrued interest expenses related to our $25,000 bridge loan payable in the amounts of $647 and $647, respectively.

On January 1, 2011, the Holder of the bridge loan agreed to cancel the entire principal balance of the note and all interest accrued to that date for a total of $35,917.  Resultantly, we recorded a gain on the forgiveness of debt in the amount of $35,917 for the three months ended March 31, 2011.

Provision for Income Taxes

During the three months ended March 31, 2011 and 2010, we recorded provisions for income taxes of $0 and $50, respectively.  These amounts relate primarily to the minimum franchise tax payable in the State of Arizona.  Since our inception, we have recorded provisions for income taxes in the amount of $250.

Net Loss

During the three months ended March 31, 2011 we recognized net income of $30,247, primarily related to the gain on the forgiveness of debt during the quarter.  Comparatively, we incurred a net loss of $4,778 in the three month period ended March 31, 2010.  Since our inception, we have incurred an aggregate net loss in the amount of $89,958.  We anticipate incurring ongoing operating losses for the foreseeable future and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.  There is significant uncertainty projecting future profitability due to our lack of operating history and absence of guaranteed revenue streams.

Cash and Liquidity

We are in a precarious financial position and are uncertain of our ability to continue to operate over the next fiscal year, assuming our expenses remain relatively stable, of which there can be no guarantee.  As of March 31, 2011, we had current assets of $69, compared to current liabilities in the amount of $27,946.  We cannot guarantee that we will be able to satisfy any or all of our financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 16, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On February 11, 2011, we filed a Certificate of Amendment to Articles of Incorporation to change our name from “Commercial E-Waste Management, Inc.” to “FluoroPharma Medical, Inc.” Additionally, our Board of Directors adopted amended and restated Bylaws.

ITEM 6. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1) (b) Certificate of Amendment to Articles of Incorporation *

(c) Amended and Restated By-Laws *

10	Material Contracts

(a) Bridge Loan Agreement dated February 2, 2007 (2)

(b) Promissory Note dated September 1, 2007 (2)

31	Rule 13a-14(a)/15d-14(a) Certifications*

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

(1)	Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007.
(2)	Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2/A filed on January 23, 2008.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUOROPHARMA MEDICAL, INC.
(Registrant)

Signature	Title	Date

/s/ Anna Chalmers	President and	May 16, 2011
Anna Chalmers	Chief Executive Officer

/s/ Anna Chalmers	Chief Financial Officer	May 16, 2011
Anna Chalmers

/s/ Anna Chalmers	Chief Accounting Officer	May 16, 2011
Anna Chalmers