Form 10-Q
period 2011-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2011-08-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1600 Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 456-0366
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of August 15, 2011, there were 20,902,653 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical Inc.

-i-

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

FLUOROPHARMA MEDICAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$3,024,380	$11,413
Subscription recievable	218,753
Prepaid expenses	82,003	15,766
Total Current Assets	3,325,136	27,179

Property and equipment, net	19,275	29,952
Intangible assets, net	50,569	55,890

Total Assets	$3,394,979	$113,021

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current Liabilities:
Accounts payable	$544,874	$842,357
Accrued expenses	71,844	649,998
Short-term convertible notes payable	-	538,828
Total Current Liabilities	616,719	2,031,183

Commitments & Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock Series A; $0.001 par value, 3,500,000 authorized
1,807,229 and 0 shares issued and outstanding	1,807	-
Common stock - Class A - $0.001 par value, 200,000,000
authorized, 20,419,325 and 8,470,025 shares issued
and outstanding	20,420	8,470
Additional paid-in capital	13,371,354	6,541,604
Deficit accumulated in the development stage	(10,615,320)	(8,468,236)
Total Stockholders’ (Equity)	2,778,261	(1,918,162)

Total Liabilities and Stockholders’ (Equity)	$3,394,979	$113,021

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,		June 13, 2003 (inception) to
	2011	2010	2011	2010	June 30, 2011

Operating Expenses:
General and administrative	$1,506,684	$78,382	$1,523,717	$165,226	$4,424,469
Professional fees	181,855	53,998	340,618	88,459	2,800,871
Research and development	245,236	31,650	245,236	48,300	4,248,483
Sales	-	-	269	-	1,291
Amortization	3,911	3,911	7,822	7,822	91,040
Depreciation	5,678	6,559	11,682	13,109	119,197
Total Operating Expenses	1,943,363	174,499	2,129,344	322,916	11,685,351
		-			-
Loss from Operations	(1,943,363)	(174,499)	(2,129,344)	(322,916)	(11,685,351)

Other Income (Expense):
Interest income	-	-	-	-	4,327.00
Gain on debt reconstruction	-	-	-	-	1,358,127.00
Loss on disposition of fixed assets	-	-	-	-	(71,550)
Gain on settlement of accounts payable	113,406	-	113,406	-	113,406
Interest expense	(105,970)	(16,847)	(131,146)	(23,741)	(334,279)
Total Other Income (Expense), net	7,436	(16,847)	(17,740)	(23,741)	1,070,031

Loss Before Taxes	(1,935,927)	(191,346)	(2,147,084)	(346,657)	(10,615,320)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,935,927)	$(191,346)	$(2,147,084)	$(346,657)	(10,615,320)

Net loss per common share
Basic	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Used in
per Share Calculation:
Basic	4,066,265	12,705,038	11,689,288	12,705,038
Diluted	4,066,265	12,705,038	11,689,288	12,705,038

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDIAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the 6 months Ending June 30,		June 13, 2003 (inception) to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,147,084)	$(346,657)	$(10,615,320)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	19,504	20,931	210,237
Issuance of common stock for consulting	-	-	23,488
Expenses related to employee stock options	1,566,816	22,063	2,132,906
Expenses related to issuance of warrants	-	3,516	10,646
Amortization of debt discount	8,646	(2,669)	8,646
Non-cash fair value of stock options issued to non-employees for consulting	-	-	1,370,926
Loss on fixed asset dispositions	-	-	71,550
Gain on debt settlement	-	-	(1,358,127)
Expenses paid by issuance of preferred stock/common stock	98,649	-	148,649
Expenses paid by issuance of debt	-	-	-
(Increase) decrease in:	-	-	-
Accounts receivable	(218,753)	47,815	(168,753)
Prepaid expenses	(66,237)	(15,164)	(82,002)
Deposits	-	-	-
Increase (decrease) in:		-	-
Accounts payable	(240,368)	(39,435)	785,134
Accrued expenses	(226,704)	59,759	530,361
Net Cash Used by Operating Activities	(1,205,531)	(249,842)	(6,931,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	(2,500)	-	(141,609)
Net cash received in acquisition	69	-	69
Cash paid for purchase of property and equipment	-	(1,455)	(208,619)
Net Cash Used by Investing Activities	(2,431)	(1,455)	(350,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	195,000	250,000	735,000
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock - Class A, net	2,630,929	-	4,948,750
Proceeds from sale of common stock - Class B	-	-	622,948
Proceeds from sale of preferred stock, net	1,395,000	-	1,920,000
Net Cash Provided by Financing Activities	4,220,929	250,000	10,306,198

Net Increase (Decrease) in Cash and Cash Equivalents	3,012,967	(1,297)	3,024,380
Cash and Cash Equivalents, Beginning of Period	11,413	1,724	0
Cash and Cash Equivalents, End of Period	$3,024,380	427	3,024,380

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	-
Income tax paid	$-	-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$835,000	$-	$1,400,000
Accrued interest – stockholder – settled in common stock	$41,180	$-	$109,889
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$103,872
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$113,406	$-	$48,000
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Fixed asset acquired in merger	$1,005	$-	$1,005

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of FluoroPharma Medical, Inc. and subsidiaries (“FPM” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.

As of June 30, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities. On May 16, 2011, the Company entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation, a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

The acquisition will be accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of FPI.  Under reverse acquisition accounting FluoroPharma, Inc. (the legal subsidiary) will be treated as the accounting parent (acquirer) and FPM (the legal parent) will be treated as the accounting subsidiary (acquiree).  All outstanding shares have been restated to reflect the effect of the recapitalization, which includes a 3 for 2 issuance of FPM shares to FPI shareholders

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the six months ending June 30, 2011 and 2010 of $1,566,816 and $7,931, respectively.

A portion of the 2011 expense was the result of changes to the terms of previously granted options in the Merger. The number of shares increased (3 for 2) and the exercise prices decreased.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2011	2010
	(Unaudited)	(Unaudited)
Risk-free interest rate	3.90%	2.43%
Expected volatility	117%	75% - 134.06%
Dividend yield	0%	0%

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at June 30, 2011 and December 31, 2010.

Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. The Company has not experienced any losses to date resulting from this practice.

Earnings per Share
The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for the three and six months ending June 30, 2011 and 2010, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of June 30, 2011, the Company had outstanding options exercisable for 4,101,000 shares of its common stock and warrants exercisable for 3,934,780 shares of its common stock.  At June 30, 2010, the Company had outstanding options exercisable for 4,474,500 shares of its common stock, and warrants exercisable for 609,417 shares of common stock, and notes payable and accrued interest convertible into 303,863 shares of common stock.

Fair Value of Financial Instruments
The Company's financial instruments primarily consist of cash and cash equivalents and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: Quoted prices for identical instruments in active markets accessible at the measurement date.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs for the instrument are only used when there is little, if any, market activity for the instrument at the measurement date. Price or valuation techniques require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Impairments
The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company records an impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments were required as of June 30, 2011 or December 31, 2010.

Income Taxes
The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

There is no unrecognized tax benefit included in the consolidated balance sheet that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at June 30, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the six months ending June 30, 2011 and 2010.  See Note 9 - Income Taxes.

Intangible Assets
The Company’s intangible assets consist of technology licenses and website development costs, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: technology licenses, five to 15 years; website development costs, three years.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2011 and December 31, 2010 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Research and Development Costs
Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset.

Segment Reporting
The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Use of Estimates
The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

2.           THE MERGER

On May 16, 2011, the Company entered into the Merger Agreement by and among FPM, FPI, and MergerCo. Upon closing of the Merger, on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

FPM was organized on January 25, 2007 under the laws of the State of Nevada. FPM served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FPI, a Delaware corporation, is a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

Pursuant to the terms and conditions of the Merger Agreement:

•
All of the outstanding shares of FPI’s common stock prior to the Merger were converted into the right to receive 13,911,011 shares of FPM’s common stock. Accordingly, an aggregate of 13,911,011 shares of our common stock were issued to the shareholders of FPI.

•
All of the outstanding warrants to purchase shares of FPI’s common stock prior to the Merger were converted into the right to receive 661,617 warrants to purchase shares of FPM’s common stock. Accordingly, an aggregate of 661,617 warrants to purchase shares our common stock were issued to the warrant holders of FPI with exercise prices ranging from $0.95 to $2.00.

•	A subsidiary of the Company merged with and into FPI, with FPI surviving as a wholly owned subsidiary of FPM.

•
Immediately before the closing of the Merger, FPM entered into subscription agreements for the sale and issuance of an aggregate of 2,611,375 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share in a private placement (the “Private Placement”) at a price of $0.83 per share for aggregate gross proceeds of $2,624,235, plus the conversion of $367,600 of deferred compensation to certain officers and directors of FPI and the automatic exchange at 110% of the outstanding principal amount plus all accrued and unpaid interest (the “Outstanding Balance”) of certain Convertible Promissory Notes issued by FPI with an Outstanding Balance of $614,118. Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which have the rights and preferences set forth in a Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, filed with the Secretary of State of Nevada on May 13, 2011 (the “Certificate of Designation”). The Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased Common Stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33. The Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review by the SEC and within 180 days of the closing if the registration statement is subject to a full review by the SEC.  Burnham Hill Partners LLC and Monarch Capital Group, LLC served as the placement agents in connection with the Offering. Burnham Hill Partners LLC received cash fees of $206,346 and 401,546 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83. Monarch Capital Group, LLC received cash fees of $21,350 and 36,747 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83.

•
In connection with the Merger, our majority stockholder agreed to return to treasury for cancellation 9,500,000 shares of our common stock (the “Stock Cancellation”), resulting in 1,500,000 shares of common stock held by persons who were stockholders of ours prior to the Merger remaining outstanding.

•	Following the Closing of the Merger, the Private Placement and the Stock Cancellation there are 18,183,636 shares of the Company’s common stock outstanding.

•
At the closing of the Merger, Anna Chalmers resigned as the sole officer and director of the Company. Thijs Spoor was appointed as CEO, CFO and President. David R. Elmaleh, Ph.D, was appointed as Chairman of the Board of Directors and Walter Witoshkin, and Peter S. Conti, M.D., Ph.D were appointed as Directors.

We did not have any outstanding options or warrants to purchase shares of capital stock immediately prior to the closing of the Merger. Upon closing of the Merger, we issued 2,611,375 shares of common stock and 1,807,229 shares of Series A Preferred Stock in the Private Placement and warrants to purchase 1,817,593 shares of common stock to placement agents in connection with the Private Placement. Prior to the Merger, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved 6,475,750 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon closing of the Merger, we issued options to purchase an aggregate of 4,423,500 shares of our common stock with strike prices ranging from $0.13 to $1.33 per share to certain of our post-Merger officers, directors, employees, consultants and others.

The shares of FPM's common stock issued to the former holders of FPI’s common stock in connection with the Merger, and the shares of the Company's common stock and warrants issued in the Private Placement, were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the restrictions applicable to such shares.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger date:

Cash and cash equivalents	$69
Other assets	1,005
Total identifiable assets	$1,074

Accounts payable	$485
Total identifiable liabilities	$485

Net identifiable assets	$589

FPM had  a $27,461 note payable which was forgiven prior to the Merger.

3.           MANAGEMENT STATEMENT REGARDING GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company’s ability to continue as a going concern exists because the Company has experienced significant operating losses, negative cash flows from operations since inception and has not established any revenue sources. The Company has sustained cumulative losses of $10,615,320 as of June 30, 2011. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company continues to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.  The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and

•	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

4.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of June 30, 2011 and December 31, 2010 consist of:

	30-Jun-11	31-Dec-10
	(Unaudited)
Prepaid expenses:

Prepaid insurance	$82,003	$8,475
Other	-	5,262
Prepaid expenses	$82,003	$13,737

Property and equipment:
Computers and office equipment	$21,696	$20,689
Machinery and equipment	112,422	112,422
Less: accumulated depreciation	(114,841)	(103,159)
Property and equipment, net	$19,275	$29,952

Accrued expenses:
Payroll and related	$32,3866	$458,250
Professional fees	10,500	153,694
Accrued interest	18,958	22,054
Other	10,000	16,000

Accrued expenses	$71,844	$649,998

5.            INTANGIBLE ASSETS

Intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
	(Unaudited)

Technology license	$97,112	$97,112
Website development	12,894	10,394
Less: accumulated amortization	(59,437)	(51,616)
Intangibles, net	$50,569	$55,890

In the second quarter of 2009, the Company renegotiated three of its technology licenses with Massachusetts General Hospital into one exclusive technology license. The net book value of the renegotiated licenses, $43,398, was used as the original cost of the new license and the remaining life of approximately 5 years. See Note 8 for commitments and contingencies associated with these licenses.

6.           SHORT-TERM CONVERTIBLE NOTES PAYABLE

The Company issued three short-term convertible promissory notes in January 2011, and two short-term convertible promissory notes in February 2011 for total consideration of $195,000.  The notes bear interest at 8%, are convertible into shares of common stock at $0.83 per share (234,000 shares) and the note holders were granted warrants to purchase 23,400 shares of common stock at $0.50 per share, exercisable for 5 years.  All notes were due March 31, 2011, but were subsequently extended until June 30, 2011. The notes and accrued interest of $3,765 were converted into 263,424 shares of the Company’s common stock in connection with the Private Placement on May 16, 2011. (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above notes to detachable warrants and convertible instruments based upon their relative fair value of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 2.43 percent, volatility of 131.11 percent to 151.86 percent, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ equity and a debt discount. Based upon the respective fair values as of the original agreement dates $7,474 of the $195,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The entire discount was amortized as of June 30, 2011.

In the fourth quarter of 2010, the Company issued three 8% short-term convertible promissory notes for $125,000. The first loan, dated October 29, 2010 for $50,000 had a maturity date of December 31, 2010. The second loan, dated November 16, 2010 for $50,000 had a maturity date of January 31, 2011. The third loan, dated December 15, 2010 for $25,000 had a maturity date of January 31, 2011. The notes are convertible into shares of common stock at a price of $0.83 per share, a total of 150,000 shares. Warrants to purchase 15,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder (all three notes were issued to the same entity). These notes including accrued interest of  $4,937 were converted into 172,206 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In the third quarter of 2010, the Company issued an 8% short-term convertible promissory notes for $100,000 to an investor and an additional 8% convertible promissory note for $15,000 to the same investor in exchange for expenses paid by the investor on behalf of the Company. All loans were due December 31, 2010.  The first loan, dated July 27, 2010 for $100,000. The second loan, dated September 14, 2010 for $15,000.  The notes are convertible into shares of common stock at a price of $0.83 per share, a total of 184,000 shares. Warrants to purchase 18,400 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $7,148 were converted into 161,884 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In the second quarter of 2010, the Company issued two 8% short-term convertible promissory notes for $150,000 to an investor. All loans were due December 31, 2010.  The first loan, dated April 19, 2010 for $100,000.  The second loan, dated May 4, 2010 for $50,000.  The notes are convertible into shares of common stock at a price of $0.83 per share, a total of 180,000 shares. Warrants to purchase 18,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $12,625 were converted into 215,527 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above 2010 notes to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.43% percent, volatility of 75.5% to 131.78%, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount. Based upon the respective fair values as of the original agreement dates $11,817 of the $390,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The unamortized discount and related to these notes was $0 and $1,172 as of June 30, 2011 and December 31, 2010, respectively.

All short-term convertible promissory notes’ maturity dates were subsequently extended month to month from December 31, 2010 to May 16, 2011, and certain notes were converted into common stock. In connection with the extension of the due dates of the convertible promissory notes, the Company issued 45,000 share of common stock with a fair value of $37,500 ($1.25 per share).

Immediately prior to the Merger, the Company had an automatic exchange at 110% of the outstanding principal amount plus all accrued and unpaid interest (the “Outstanding Balance”) of all of the Promissory Notes described above that were issued by FPI with a total Outstanding Balance of $614,118 for 813,984 shares of the Company’s common stock. The difference between the fair market value of the shares issued for the conversion of debt ($61,419) was recognized as additional financing costs.

Additionally, in the first quarter of 2010, the Company issued a 6% convertible promissory note for $100,000 to an investor due December 31, 2010. The loan is convertible into shares of common stock at a rate of $0.50. per share, or 200,000 shares. The terms of the note are substantially the same as the note previously described. Interest accrued at June 30, 2011 and December 31, 2010 was $7,644 and $5,458, respectively. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $7,644, were converted into 163,043 shares of the Company’s common stock.

In November 2009, the Company issued a 6% convertible promissory note for $50,000 to an investor. The note is convertible into shares of common stock at a price of $0.50 per share, a total of 100,000 shares. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $4,348, were converted into 322,931 shares of the Company’s common stock.

The conversion options embedded in all of the notes described above were not considered a derivative instrument, and were not required to be bifurcated since they were indexed to FluoroPharma’s stock. Equity classification of the embedded conversion option is met. Management also concluded the notes do not contain a beneficial conversion feature, as the share prices on the dates of issuance equaled the effective conversion price of the embedded conversion option.

7.	2011 PRIVATE PLACEMENT

On May 16, 2011, the Company raised aggregate gross proceeds of approximately $2,624,235 pursuant to the Private Placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 1,354,500 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.  Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation.  The Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33.

Burnham Hill Partners LLC and Monarch Capital Group, LLC served as the placement agents in connection with the Private Placement. Burnham Hill Partners LLC received cash fees of $206,346 and 411,271 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83. Monarch Capital Group, LLC received cash fees of $21,350 and 38,236 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83.

In addition on May 16, 2011, the Company converted $367,000 of deferred compensation to certain officers and directors of FPI into 597,904 shares of common stock and 155,012 warrants to purchase shares of the Company’s common stock.  The conversion price was equal to the per share purchase price paid by the Investors in the Private Placement.

Additionally, on May 16, 2011, the Company had an automatic exchange at 110% of the outstanding principal amount plus all accrued and unpaid interest (the “Outstanding Balance”) of certain convertible promissory notes issued by FPI with an outstanding balance of $614,118 for 813,984 shares of the Company’s common stock and 284,894 warrants to purchase shares of the Company’s common stock.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the securities was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the Private Placement, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review.   The Company filed a registration statement with the SEC on July 18, 2011.

On June 21, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 1,976,351 shares of the Company’s common stock and 691,722 warrants to purchase the Company’s common stock.  The Company received net proceeds of approximately $1,458,107 after payment of an aggregate of $88,064 of commissions to the placement agents and $44,200 in legal fees. $50,000 of the gross proceeds from this closing were not received by the company as of June 30, 2011 and are therefore held included in the accompanying consolidated balance sheet as subscriptions receivable.  The Company received net proceeds of approximately $38,760 after payment of $11,330 in legal fees.  In connection with this closing, the Company also issued warrants to purchase 197,635 shares of common stock to the placement agents as additional compensation for their services.

On June 30, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 259,337 shares of the Company’s common stock and 90,768 warrants to purchase the Company’s common stock.  The Company received net proceeds of approximately $180,083 after payment of an aggregate of $18,568 of commissions to the placement agents and $16,559 in legal fees. The gross proceeds from this closing were not received by the Company as of June 30, 2011 and are therefore included in the accompanying consolidated balance sheet as subscriptions receivable.  In connection with this closing, the Company also issued warrants to purchase 25,934  shares of common stock to the placement agents as additional compensation for its services.

As of June 30, 2011, the Company raised aggregate gross proceeds of $4,479,865 pursuant to the 2011 Private Placement.

8.            COMMITMENTS AND CONTINGENCIES

License Agreements
In the second quarter of 2009, the Company renegotiated three of its technology licenses with Massachusetts General Hospital (MGH) into one exclusive technology license. The renegotiated license stipulates the Company meet certain obligations, including, but not limited to, raising an aggregate $2 million in capital by the second quarter of 2010; and meeting certain development milestones relating to clinical trials and filings with the FDA. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, FluoroPharma is required to make specified milestone payments and royalties on commercial sales.  Effective June 21, 2011, MGH extended the capital raise requirement through the second quarter of 2011, which requirement the Company met with the closing of a private placement offering in May 2011. We are current with all stipulated obligations and milestones under the License agreement and the agreement remains in full force and effect. We believe that we maintain a good relationship with MGH and will be able to obtain waivers or extension of our obligations under the license agreement, should the need arise. If MGH were to refuse to provide us with a waiver or extension of any our obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on our business as we may be unable to commercialize products without exclusivity and we would lose our competitive edge for portions of our patent portfolio.

All of the Company’s other license agreements stipulate certain annual license fees and development milestone payments in addition to royalty payments upon commercialization.

Executive Employment Contracts
The Company has an employment contract with a key Company executive that provides for the continuation of salary and the grant of certain options to the executive if terminated for reasons other than cause, as defined in that agreement. The contract also provides for a $1 million bonus should the Company execute transactions as specified in the contract, including the sale of substantially all of the Company’s assets or stock or a merger transaction, any of which resulting in compensation to the Company’s stockholders aggregating in excess of $100 million for such transaction.

 Legal Contingencies
We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.  As of June 30, 2011 the Company had no such proceedings or claims.

9.          INCOME TAXES

We are subject to taxation in the U.S. and the Commonwealth of Massachusetts. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

At June 30, 2011 and December 31, 2010, FPI had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $4,310,000 and $3,820,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $8,000,000. As management of FPI cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,310,000 and $3,820,000 has been established at June 30, 2011 and December 31, 2010, respectively.

The Company's gross deferred tax asset at December 31, 2010 calculated at an expected rate of 34% was approximately $41,000 arising solely from the net operating loss carry-forwards of $120,205. As management of the Company cannot determine that it is more likely than not that it will realize the benefit of the deferred tax asset, a valuation allowance of approximately $41,000 was established.

Due to the reverse merger/recapitalization, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by FPM before the effective date of the merger. Both of the separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code. The net operating loss carry-forwards are subject to annual limitations which are cumulative until they expire. The Company is in the process of determining the annual allowable net operating loss deduction should the Company generate taxable income. Since both of the companies which were parties to the share exchange have substantial valuation allowances against any components of deferred taxes, management believes that no material differences in tax allocations will arise from the share transaction.

The significant components of the Company’s net deferred tax assets (liabilities) at June 30, 2011 and December 31, 2010 are as follows:

	30- Jun 11	31-Dec 10

Gross deferred tax assets:
Net operating loss carry-forwards	$2,750,874	$2,857,901
Stock based expenses	1,331,864	736,508
Tax credit carry-forwards	222,134	222,134
All others	13,139	13,139
		3,829,132
Gross deferred tax liabilities:	4,318,011
Deferred tax asset valuation allowance	(4,318,011)	(3,829,132)
Net deferred tax asset (liability)	$-	$-

At June 30, 2011, the Company has net operating loss carry-forwards for income tax purposes of approximately $7,700,000, which expire in the years 2023 through 2031. This reflects permanent differences and estimated temporary differences between book and tax losses. The net change in the allowance account from December 31, 2010 to June 30, 2011 was an increase of approximately $488,000 for the six months ended June 30, 2011.

The accounting for the tax benefits of acquired deductible temporary differences and net operating loss carry-forwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition.  Any remaining benefits would be recognized as a reduction of income tax expense.

10.              CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 2.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At June 30, 2011 and December 31, 2010, 1,807,229 and 0 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At June 30, 2011 and December 31, 2010, the Company had issued and outstanding 20,419,325 and 8,470,025, respectively, shares of its Class A common stock.

11.               STOCK PURCHASE WARRANTS

Common Stock Warrants
All issuances of common stock warrants during the year ending December 31, 2010 were related to certain short-term convertible notes payable.

The following is a summary of all common stock warrant activity during December 31, 2010 through June 30, 2011:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable
at December 31, 2010	638,217	$0.95 - $2.00	$1.14

Warrants Granted	3,296,563	$1.25 - $1.33	$1.31

Warrants issued and exercisable
at June 30, 2011	3,934,780	$0.95 - $2.00	$1.29

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2011:

Exercise	Number of Shares	Weighted Average Remaining	Weighted Average
Price	Under Warrants	Contract Life in Years	Exercise Price
$0.95	86,250	0.37	$0.95
$1.00	426,417	0.17	$1.00
$1.25	673,076	0.20	$1.25
$1.33	2,670,287	2.21	$1.33
$2.00	78,750	0.07	$2.00
	3,934,780	3.02	$1.29

The Company used the Black-Scholes option price calculation to value the warrants granted in 2011 and 2010 using the following assumptions: risk-free rate of 2.43% volatility ranging from 75% to 152%; actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

12.           COMMON STOCK OPTIONS

On February 11, 2011, the Company adopted its 2011 Equity Incentive Plan (“the Plan”) under which 6,475,750 shares of common stock are reserved for issuance under options or other equity interests as set forth in the Plan. Under the Plan, options are available for issuance to employees, officers, directors, consultants and advisors. The Plan provides that the Board of Directors will determine the exercise price and vesting terms of each option on the date of grant. Options granted under the Plan generally expire ten years from the date of grant.

In connection the Merger, the Company exchanged issued and outstanding stock options in FPI for stock options in FPM with substantially the same terms.  Pursuant to the Merger, the shares of FPI were modified for the exchange ratio of 3 for 2 whereby the exchange ratio was applied to the original exercise price of the option and the common shares underlying the option.  In connection with this modification to the terms of the stock options, the Company recorded a one-time charge of $1,351,452 to stock option expense.

In May 2011, prior to the Merger, the Company granted Johan (Thijs) Spoor, the Company’s CEO, options to purchase 400,000, shares of common stock in the Company at $0.75 per share (aggregate fair value of $200,763). Mr. Spoor’s options will vest annually over four (4) years.  These options were adjusted for the exchange ratio and post merger the options are exercisable into 600,000 shares of common stock at $0.50 (aggregate fair value of $671,520) per share with one-quarter vesting annually.

Additionally, in May 2011, the Company issued 450,000 shares of common stock as a cashless exercise of 900,000 Stock Options.  Immediately following the Merger, FPM issued 161,250 shares of common stock in the cashless exercise of 215,000 (pre-merger FluoroPharma, Inc. options) options issued to a director of the Company.

The following is a summary of all common stock option activity during the two years ended June 30, 2011:

	Shares Under	Weighted Average
	Options Outstanding	Exercise Price

Outstanding at December 31, 2009	2,983,000	$0.61
Options granted	460,000	0.75
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	600,000	0.50
Options forfeited	-
Options exercised	(1,115,000)	$0.47
Outstanding at June 30, 2011	4,101,000	$0.41

		Weighted Average Exercise
	Options Exercisable	Price per Share
Exercisable at December 31, 2010	3,101,000	$0.57
Exercisable at June 30, 2011	2,736,000	$0.62

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2011:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	315,000	2.29	$0.13	315,000	$0.13
$0.17	885,000	7.10	$0.17	630,000	$0.17
$0.50	1,680,000	5.70	$0.50	570,000	$0.50
$0.67	318,000	1.51	$0.67	318,000	$0.67
$0.95	573,000	5.36	$0.95	573,000	$0.95
$1.17	165,000	7.05	$1.17	165,000	$1.17
$1.33	165,000	7.35	$1.33	165,000	$1.33
	4,101,000	5.74	$0.54	2,736,000	$0.58

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 1.07 and 8.15 years.  The aggregate intrinsic value of all of the Company’s options is $2,083,000.

During the six months ended June 30, 2011, 737,500 shares were exercised pursuant to the Merger in exchange for shares of common stock of FPM.

A summary of the status of the Company’s non-vested stock options as of June 30, 2011 and changes is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2010	1,890,000	$1.15
Options granted	600,000	1.11
Options vested	(1,125,000)	1.18
Options forfeited	-	-
Non-vested at June 30, 2011	1,365,000	$1.13

As of June 30, 2011, there was approximately $1,297,730 of unrecognized compensation cost related to non-vested options. Weighted average period of non-vested stock options was 8.74 years as of June 30, 2011.

The Company used the Black-Scholes option price calculation to value the options granted in 2011 in connection with the merger transaction, using the following assumptions: risk-free rate of 3.90%; volatility of 117%; average term of five (5) years and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

13.         SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2011, identifying those that are required to be disclosed. On July 18, 2011 the Company issued 694,498 shares of common stock and 243,144 warrants to purchase the Company’s common stock subject to the same terms as the Private Placement.  Net proceeds to the Company was $530,999.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

The Company was organized January 25, 2007 under the laws of the State of Nevada. The Company served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FPI, a Delaware corporation, is a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

On May 16, 2011, the Company entered into an the Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

From and after the Merger, our business is conducted through our wholly owned subsidiary FPI. The discussion of our business in this Quarterly Report on Form 10-Q is that of our current business which is conducted through FPI.

Our Product Candidates

 BFPET

 BFPET ([18F]-labeled cationic lipophilic tetraphosphonium) is a novel blood flow imaging agent being developed by FluoroPharma for use in conjunction with stress-testing for the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) tissue within the myocardium in patients with suspected or proven chronic coronary artery disease (CAD).  BFPET has been designed to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential—the two most important physiological indicators of adequate blood supply to the heart. BFPET has been designed to effectively differentiate among those cells of the myocardium that are ischemic, infarcted and those that are healthy. Because ischemic and infarcted cells take up significantly less BFPET than normal healthy myocardial cells, as mitochondrial seek agent, the signal emitted by BFPET is inversely proportional to the extent of myocardial injury.  Therefore, as a result of BFPET’s use, we believe ischemic heart tissue can be more reliably detected using BFPET. We anticipate that BFPET will primarily be used in conjunction with stress-testing for patients with suspected or proven chronic CAD. If approved, BFPET will represent the first molecular imaging blood flow agent commercialized for use in the cardiovascular segment of the PET imaging market.

 BFPET has completed Phase I trials and is entering Phase II trials to assess its efficacy in CAD subjects.

CardioPET

CardioPET (Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid) is a novel molecular imaging agent in development by FluoroPharma for the assessment of myocardial metabolism. We intend to develop CardioPET for use in the following areas: (a) detection of ischemic and infarcted tissue in patients with suspected or proven forms of acute and chronic CAD, including those that cannot undergo stress-testing; and (b) Cardiac Viability Assessment (CVA), for the prediction of functional improvement prior to, or following revascularization in patients with acute CAD, including myocardial infarction.

FluoroPharma believes that CardioPET may be ideal for CVA through its ability to specifically identify jeopardized but viable myocardium—that is, heart tissue that has suffered an acute episode of ischemia, but is still viable. Identifying viable myocardium, also referred to as hibernating or stunned myocardium, from non-viable scar tissue is crucial because it is well documented that revascularization in patients with substantial viable myocardium results in improved left ventricular dysfunction and survival. Importantly, CardioPET, if approved, may have several significant advantages for assessing cardiac viability using PET, and would represent the first imaging agent available in the U.S. for use in patients with acute and chronic CAD that cannot undergo stress-testing. CardioPET is designed to provide the metabolic component for CVA. Accordingly, it may be used with either BFPET or other blood flow agents in performing CVA.

CardioPET has completed Phase I trials and is entering Phase II trials to assess its efficacy in CAD subjects.

VasoPET

FluoroPharma is developing VasoPET, Diadenosine-5’5’’’-P1, P4-tetraphosphate (Ap4A) analogs, such as P2, P3-monochloromethylene diadenosine 5’, 5’’’-P1, P4-tetraphosphate (Ap2CHClp2A), as novel molecular imaging agent for the detection of “vulnerable” coronary artery plaque in patients with CAD. VasoPET, if approved, would represent the first PET cardiac product to reliably image inflamed plaque and therefore may differentiate between vulnerable and stable coronary artery plaque. VasoPET has not entered human trials yet.

The rupture of atherosclerotic plaques and the subsequent formation of thrombi are currently recognized as the primary mechanisms of myocardial and cerebral infarctions. Therefore, the detection of vulnerable plaque in atherosclerotic lesions is a desirable goal—and to date remains both a significant unmet clinical objective and a large unaddressed market opportunity.

Coronary artery plaques grow over time and progressively narrow the lumen of the coronary artery until blood flow to the heart diminishes to a critical level. The decrease in blood flow causes symptoms of chest pain (angina), at first during exercise and then progressively during rest. Rupture of the plaque and/or clot formation overlying the plaque may then result in myocardial ischemia and/or myocardial infarction. Coronary artery plaque that is “vulnerable” is differentiated from its “stable” form by a large lipid-rich atheromatous core, a thin fibrous cap, and infiltration by inflammatory cells such as macrophages. The risk factor for rupture (and subsequent heart attack) is currently thought to be independent of plaque size and arterial narrowing, but rather is thought to correlate more with the presence of inflammation.

Recent Accounting Pronouncements

Management has evaluated all recently issued or newly applicable pronouncements and determined that there was no material impact on the Company’s financial statements.

Critical Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Accounting for Share-Based Payments

We follow the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation is recognized using the fair value method and expected term accrual requirements as prescribed.

The Company accounts for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The fair value of each share based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions, which are determined at the beginning of each year and utilized in all calculations for that year:

 Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security as of the beginning of the year.

Expected Volatility. The Company calculates the expected volatility based on historical volatility of its former parent company.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Expected Term. For options, the Company uses the option term as the expected term. For warrants, the Company uses the actual term of the warrant.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 : Quoted prices for identical instruments in active markets accessible at the measurement date.

Level 2 : Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 : Unobservable inputs for the instrument are only used when there is little, if any, market activity for the instrument at the measurement date. Price or valuation techniques require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Impairments

The Company assesses the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company holds investments in companies having operations or technologies in areas that are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments were required during the three and six-month periods ended June 20, 2011 and 2010 or for the year ended December 31, 2010.

Intangible Assets

The Company’s intangible assets consist of technology licenses and website development costs, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: technology licenses, 5 to 15 years; website development costs, three years.

Research and Development Costs

Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset.

Use of Estimates

The accompanying financial statements are prepared in conformity with GAAP in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Revenue

There were no operating revenues for the three and six months ended June 30, 2011 and 2010.

Research and Development Expenses

Research and development expenses were $245,236 and $31,650 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increases in stock based compensation in the three months ended June 30, 2011.  Research and development expenses were $245,236 and $88,459 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increases in stock based compensation in the six months ended June 30, 2011. We expect research and development expenses to increase in future quarters as we continue our clinical studies and incur direct expenses related to the development of our lead candidates in cardiology and pursue strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $1,506,684 and $78,382 for the three months ended June 30, 2011 and 2010, respectively.  General and administrative expenses were $1,523,717 and $165,226 for the six months ended June 30, 2011 and 2010, respectively. The quarter was unusual due to one-time stock expense charges of $1,351,452 related to the Merger, increased payroll and stock based compensation, and legal and accounting fees. We expect general and administrative expenses to increase more moderately going forward, in line with other development-stage companies, as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

Interest expense was $105,970 and $16,847 for the three months ended June 30, 2011 and 2010, respectively.  Interest expense was $131,146 and $23,741 for the six months ended June 30, 2011 and 2010, respectively.  The change in interest expense is mainly due to the interest charges on notes payable issued for the purposes of a bridge financing, and an additional $61,419 of financing charges related to the conversion of the bridge financing into shares of common stock.

Liquidity and Capital Resources

Note 3 to our consolidated financial statements state the following conditions, which raise substantial doubt about our ability to continue as a going concern: we have experienced significant operating losses, negative cash flows from operations since inception and have not established any revenue sources. The Company has sustained cumulative losses of $10,615,320 and $8,468,236 as of June 30, 2011 and December 31, 2010, respectively. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. The Company is currently negotiating several potential transactions; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and

•	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

Net cash used in operating activities for the six months ended June 30, 2011 was $1,205,531, which primarily reflected our net loss of $2,147,084, changes in working capital and a gain on settlement of accounts payable of $113,406.

Net cash used by investing activities was approximately $2,431 for the six months ended June 30, 2011, which primarily reflected a purchase of a website license.

Net cash provided by financing activities was $4,220,929 for the six months ended June 30, 2011, which reflected the issuance of notes payable and cash received in the Qualified Financing.

Item 2. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have certain warrants and options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our common stock is significantly greater than the applicable exercise prices of the options and warrants and mainly following any necessary registering of underlying securities.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2011, June 23, 2011, June 30, 2011, and July 15, 2011 we entered into subscription agreements (the “Subscription Agreement”) with certain investors for the sale of an aggregate of  7,268,750 shares of common stock and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share in the Private Placement at a price of $0.83 per share for aggregate gross proceeds of approximately $4,984,856 plus the conversion of $367,600 of deferred compensation to certain officers and directors of the Company and the automatic exchange at 110% of the outstanding principal amount plus all accrued and unpaid interest (the “Outstanding Balance”) of certain Convertible Promissory Notes issued by the Company with an Outstanding Balance of $614,118. Investors who invested in the aggregate a minimum of $1,500,000,  received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation. Pursuant to the terms of the Certificate of Designation, the Series A Preferred Stock are currently convertible into an estimated 1,807,229 shares of common stock. The Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased.

The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: August 15, 2011
/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)