Form 10-K/A
period 2010-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2011-09-09
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Boylston Street, Suite 1600
Boston, MA 02116
(Address of principal executive offices)

(617) 456-0366
 (Issuer's telephone number)

Commercial E-Waste Management, Inc.
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $50,000 as of March 11, 2011.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 11, 2011 was 11,000,000.

EXPLANATORY NOTE

FluoroPharma Medical, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to its Annual Report for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 16, 2011 (the “Form 10-K”) to include a revised audit opinion letter of Weaver & Martin, LLC.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, except to reflect the current name of the registrant, and does not modify or update in any way disclosures made in the original Form 10-K.

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

To the Board of Directors and Stockholders
Commercial E-Waste Management, Inc.
Scottsdale, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheet of Commercial E-Waste Management, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from January 25, 2007 (Inception) to December 31, 2010. Commercial E-Waste Management, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial E-Waste Management, Inc. as of December 31, 2010 and 2009, and the results of its operations, stockholders' equity, and cash flows for the years then ended and for the period from January 25, 2007 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 15, 2011

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

Commercial E-Waste Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Debt and interest expense (continued)

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

OTHER INFORMATION

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

September 9, 2011	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer, President, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Johan M. (Thijs) Spoor Johan M. (Thijs) Spoor	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial & Officer)	September 9, 2011

/s/ David Elmaleh David Elmaleh	Chief Scientific Officer and Chairman	September 9, 2011

/s/ Walter Witoshkin Walter Witoshkin	Director	September 9, 2011