Form 10-Q/A
period 2011-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2011-10-04
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)
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

EXPLANATORY NOTE

    FluoroPharma Medical, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "First Amendment") to its Quarterly Report for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q").  This First Amendment is being filed to include restated financials as of and for the period ended June 30, 2011 to reflect preferred stock dividends totaling $841,296 following the guidance of ASC 470-20.  As a result of the restatement, the Company has revised its internal controls and procedures to disclose that they are not effective for the period covered by this report.

    No other changes have been made to the Form 10-Q. This First Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

-i-

FORM 10-Q
FluoroPharma Medical Inc.

-ii-

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

FLUOROPHARMA MEDICAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED BALANCE SHEETS

		June 30, 2011	December 31, 2010
		RESTATED
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents		$3,024,380	$11,413
Subscription recievable		218,753
Prepaid expenses		82,003	15,766
	Total Current Assets	3,325,136	27,179

Property and equipment, net		19,275	29,952
Intangible assets, net		50,569	55,890

	Total Assets	$3,394,979	$113,021

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current Liabilities:
Accounts payable		$544,874	$842,357
Accrued expenses		71,844	649,998
Short-term convertible notes payable		-	538,828
	Total Current Liabilities	616,719	2,031,183

Commitments & Contingencies		-	-
Stockholders’ Equity (Deficit):
Preferred stock Series A; $0.001 par value, 3,500,000 authorized
1,500,000 and 0 shares issued and outstanding		1,807	-
Common stock - Class A - $0.001 par value, 200,000,000
authorized, 20,419,325 and 8,470,025 shares issued and
outstanding		20,420	8,470
Additional paid-in capital		14,212,650	6,541,604
Deficit accumulated in the development stage		(11,456,616)	(8,468,236)
	Total Stockholders’ (Equity)	2,778,261	(1,918,162)

	Total Liabilities and Stockholders’ (Equity)	$3,394,979	$113,021

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,		June 13, 2003 (inception) to
	2011	2010	2011	2010	June 30, 2011
	RESTATED		RESTATED		RESTATED
Operating Expenses:
General and administrative	$1,506,684	$78,382	$1,523,717	$165,226	$4,424,469
Professional fees	181,855	53,998	340,618	88,459	2,800,871
Research and development	245,236	31,650	245,236	48,300	4,248,483
Sales	-	-	269	-	1,291
Amortization	3,911	3,911	7,822	7,822	91,040
Depreciation	5,678	6,559	11,682	13,109	119,197
Total Operating Expenses	1,943,363	174,499	2,129,344	322,916	11,685,351
		-			-
Loss from Operations	(1,943,363)	(174,499)	(2,129,344)	(322,916)	(11,685,351)

Other Income (Expense):
Interest income	-	-	-	-	4,327.00
Gain on debt reconstruction	-	-	-	-	1,358,127.00
Loss on disposition of fixed assets	-	-	-	-	(71,550)
Gain on settlement of Accounts Payable	113,406	-	113,406	-	113,406
Interest expense	(105,970)	(16,847)	(131,146)	(23,741)	(334,279)
Total Other Income (Expense), net	7,436	(16,847)	(17,740)	(23,741)	1,070,031

Net Loss	(1,935,927)	(191,346)	(2,147,084)	(346,657)	(10,615,320)

Preferred Stock Dividend	(841,296)		(841,296)		(841,296)

Net Loss Applicable to Common Shareholders	$(2,777,223)	$(191,346)	$(2,988,380)	$(346,657)	(11,456,616)

Net loss per common share
Basic	$(0.18)	$(0.01)	$(0.21)	$(0.01)
Diluted	$(0.18)	$(0.01)	$(0.21)	$(0.01)

Weighted Average Shares Used in
per Share Calculation:
Basic	15,641,973	12,705,038	14,173,505	12,705,038
Diluted	15,641,973	12,705,038	14,173,505	12,705,038

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDIAL, INC. and SUBSIDIARY (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the 6 months Ending June 30,				June 13, 2003 (inception) to
	2011		2010	June 30, 2011
	RESTATED			RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,147,084)		$(346,657)	$(10,615,320)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	19,504		20,931	210,237
Issuance of common stock for consulting	-		-	23,488
Expenses related to employee stock options	1,566,816		22,063	2,132,906
Expenses related to issuance of warrants	-		3,516	10,646
Amortization of debt discount	8,646		(2,669)	8,646
Non-cash fair value of stock options issued to	-		-	-
non-employees for consulting	-		-	1,370,926
Loss on fixed asset dispositions	-		-	71,550
Gain on debt settlement	-		-	(1,358,127)
Expenses paid by issuance of preferred stock/common stock	98,649		-	148,649
Expenses paid by issuance of debt	-		-	-
(Increase) decrease in:	-		-	-
Accounts receivable	(218,753)		47,815	(168,753)
Prepaid expenses	(66,237)		(15,164)	(82,002)
Deposits	-		-	-
Increase (decrease) in:			-	-
Accounts payable	(240,368)		(39,435)	785,134
Accrued expenses	(226,704)		59,759	530,361
Net Cash Used by Operating Activities	(1,205,531)		(249,842)	(6,931,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	(2,500)		-	(141,609)
Net cash received in acquisition	69		-	69
Cash paid for purchase of property and equipment	-		(1,455)	(208,619)
Net Cash Used by Investing Activities	(2,431)		(1,455)	(350,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-		-	1,400,000
Proceeds from issuance of short-term convertible notes	195,000		250,000	735,000
Advances from stockholders	-		-	679,500
Proceeds from sale of common stock - Class A, net	2,630,929		-	4,948,750
Proceeds from sale of common stock - Class B	-		-	622,948
Proceeds from sale of preferred stock, net	1,395,000		-	1,920,000
Net Cash Provided by Financing Activities	4,220,929		250,000	10,306,198
	3,012,967
Net Increase (Decrease) in Cash and Cash Equivalents	3,012,967		(1,297)	3,024,380
Cash and Cash Equivalents, Beginning of Period	11,413		1,724	0
Cash and Cash Equivalents, End of Period	$3,024,380		427	3,024,380

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-		-
Income tax paid	$-		-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-		$-	$288
Preferred stock dividend (see Notes 1 and 8)	$841,296	$		$841,296
Notes payable – stockholder – settled in common stock	$835,000		$-	$1,400,000
Accrued interest – stockholder – settled in common stock	$41,180		$-	$109,889
Advances from stockholders settled in common stock	$-		$-	$679,500
Accounts payable settled in common stock	$-		$-	$103,872
Accounts payable settled in common stock options	$-		$-	$30,500
Accrued expenses settled in common stock options	$-		$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-		$-	$133,314
Decrease in accounts payable related to settlement	$113,406		$-	$48,000
Decrease in accrued expenses related to settlement	$-		$-	$3,000
Increase in accounts receivable related to common stock issuance	$-		$-	$50,000
Fixed asset acquired in merger	$1,005		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT

The financial statements as of and for the period ended June 30, 2011 have been restated to reflect preferred stock dividends totaling $841,296.  This restatement results from the Company following the guidance of ASC 470-20, which provides accounting guidance for convertible preferred stock with detachable warrants, related to its recent issuance of Series A Preferred Stock and corresponding detachable Series A Warrant in May 2011.  As a result of this guidance, since the preferred stock is permitted to be converted by the holder upon issuance, the Company recorded a preferred stock dividend of $420,648, representing the relative fair value of the Series A Warrant, and an additional preferred stock dividend of $420,648, representing the beneficial conversion feature for the Series A Preferred Stock, as of the date of the closing of the equity financing.

The effect of this restatement is an increase to additional paid in capital of $841,296 with a corresponding charge to accumulated deficit for the same amount as of and for the period ended June 30, 2011. This restatement has no impact on the Company's net financial condition.  The consolidated statement of operations for the three and six months ended June 30, 2011 and for the cumulative period June 13, 2003 (inception) to June 30, 2011 each reflect a preferred stock dividend of $841,296.  The effect of this restatement on loss per share is to increase the loss from a previously reported amount of $(0.02) and $(0.02) per share for the three and six months ended June 30, 2011 to a revised net loss per share of $(0.18) and $(0.21) per share, respectively.  See Note 8 for additional information related to the Series A Preferred Stock equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities. On May 16, 2011, the Company entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation, a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at June 30, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the six months ending June 30, 2011 and 2010.  See Note  10 - Income Taxes.

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

3.	THE MERGER

On May 16, 2011, the Company entered into the Merger Agreement by and among FPM, FPI, and MergerCo. Upon closing of the Merger, on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger date:

Cash and cash equivalents	$69
Other assets	1,005
Total identifiable assets	$1,074

Accounts payable	$485
Total identifiable liabilities	$485

Net identifiable assets	$589

FPM had  a $27,461 note payable which was forgiven prior to the Merger.

4.	MANAGEMENT STATEMENT REGARDING GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company’s ability to continue as a going concern exists because the Company has experienced significant operating losses, negative cash flows from operations since inception and has not established any revenue sources.  The Company has sustained cumulative losses of $11,456,616 as of June 30, 2011. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

5.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of June 30, 2011 and December 31, 2010 consist of:

	30-Jun-11	31-Dec-10
	(Unaudited)
Prepaid expenses:

Prepaid insurance	$82,003	$8,475
Other	-	7,292
Prepaid expenses	$82,003	$15,766

Property and equipment:
Computers and office equipment	$21,696	$20,689
Machinery and equipment	112,422	112,422
Less: accumulated depreciation	(114,841)	(103,159)
Property and equipment, net	$19,275	$29,952

Accrued expenses:
Payroll and related	$32,3866	$458,250
Professional fees	10,500	153,694
Accrued interest	18,958	22,054
Other	10,000	16,000

Accrued expenses	$71,844	$649,998

6.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	30-Jun-11	31-Dec-10
	(Unaudited)

Technology license	$97,112	$97,112
Website development	12,894	10,394
Less: accumulated amortization	(59,437)	(51,616)
Intangibles, net	$50,569	$55,890

In the second quarter of 2009, the Company renegotiated three of its technology licenses with Massachusetts General Hospital into one exclusive technology license. The net book value of the renegotiated licenses, $43,398, was used as the original cost of the new license and the remaining life of approximately 5 years. See Note  9 for commitments and contingencies associated with these licenses.

7.	SHORT-TERM CONVERTIBLE NOTES PAYABLE

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

In the third quarter of 2010, the Company issued an 8% short-term convertible promissory note for $100,000 to an investor and an additional 8% convertible promissory note for $15,000 to the same investor in exchange for expenses paid by the investor on behalf of the Company.  All loans were due December 31, 2010.  The first loan was dated July 27, 2010 for $100,000. The second loan was  dated September 14, 2010 for $15,000.  The notes are convertible into shares of common stock at a price of $0.83 per share, a total of 184,000 shares. Warrants to purchase 18,400 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $7,148 were converted into 161,884 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In the second quarter of 2010, the Company issued two 8% short-term convertible promissory notes for $150,000 to an investor. All loans were due December 31, 2010.  The first loan was  dated April 19, 2010 for $100,000.  The second loan was  dated May 4, 2010 for $50,000.  The notes are convertible into shares of common stock at a price of $0.83 per share, a total of 180,000 shares. Warrants to purchase 18,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $12,625 were converted into 215,527 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

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

Additionally, in the first quarter of 2010, the Company issued a 6% convertible promissory note for $100,000 to an investor due December 31, 2010. The loan is convertible into shares of common stock at a rate of $0.50 per share, or 200,000 shares. The terms of the note are substantially the same as the note previously described. Interest accrued at June 30, 2011 and December 31, 2010 was $7,644 and $5,458, respectively. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $7,644, was converted into 163,043 shares of the Company’s common stock.

In November 2009, the Company issued a 6% convertible promissory note for $50,000 to an investor. The note is convertible into shares of common stock at a price of $0.50 per share, a total of 100,000 shares. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $4,348, was converted into 322,931 shares of the Company’s common stock.

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

8.	2011 PRIVATE PLACEMENT

On May 16, 2011, the Company raised aggregate gross proceeds of approximately $2,624,235 pursuant to  a Private Placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 1,354,500 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.  Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation.  Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33.

In accordance with ASC Topic 470-20-30-5, the Company allocated the proceeds of the Series A Preferred Stock to detachable warrants and convertible instruments based upon their relative fair value of the preferred stock without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 3.90 percent, volatility of 116.55 percent, exercise price of $1.33, current market value of $0.83 per share and an expected life of 5 years). The relative fair value of the Series A Warrant totaled $420,648. Using the principles of ASC 470-20-35-7, the Company concluded that the preferred stock discount related to the warrant was analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.

After determining the relative fair value of the proceeds attributable to the Series A Preferred Stock, the Company determined the intrinsic value of common stock that would be received, based on the fair value of the Company’s common stock on the date of issuance to the relative fair value of the proceeds attributable to the Series A Preferred Stock to determine whether there was a beneficial conversion feature.  The Company concluded that there was a beneficial conversion feature amounting to $420,648, which under the principles of ASC 470-20-35-7, is analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.  The total preferred stock dividend of $841,296 is included in the Company’s statement of operations for the three and six months ended June 30, 2011.

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

In addition on May 16, 2011, the Company converted $367,000 of deferred compensation to certain officers and directors of FPI into 597,904 shares of common stock and 155,012 warrants to purchase shares of the Company’s common stock.  The conversion price was equal to the per share purchase price paid by the i nvestors in the Private Placement.

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

As of June 30, 2011, the Company raised aggregate gross proceeds of $4,479,865 pursuant to the 2011 Private Placement.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	INCOME TAXES

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

11.	CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 3.

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

12.   STOCK PURCHASE WARRANTS

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

13.	COMMON STOCK OPTIONS

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

14.	SUBSEQUENT EVENTS

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

RESTATEMENT

The financial statements as of and for the period ended June 30, 2011 have been restated to reflect preferred stock dividends totaling $841,296. This restatement results from the Company following the guidance of ASC for 470-20, which provides accounting guidance for convertible preferred stock with detachable warrants, related to the its recent issuance of Series A Preferred Stock and corresponding detachable Series A Warrant in May 2011.  As a result of this guidance, since the preferred stock is permitted to be converted by the holder upon issuance, the Company recorded a preferred stock dividend of $420,648, representing the relative fair value of the Series A Warrant, and an additional preferred stock dividend of $420,648, representing the beneficial conversion feature for the Series A Preferred Stock, as of the date of the closing of this equity financing.

The effect of this restatement is an increase to additional paid in capital of $841,296 with a corresponding charge to accumulated deficit for the same amount as of and for the period ended June 30, 2011. This restatement has no impact on the Company's net financial condition.  The consolidated statement of operations for the three and six months ended June 30, 2011 and for the cumulative period June 13, 2003 (inception) to June 30, 2011 each reflect a preferred stock dividend of $841,296.  The effect of this restatement on loss per share is to increase the loss from a previously reported amount of $(0.02) and $(0.02) per share for the three and six months ended June 30, 2011 to a revised net loss per share of $(0.18) and $(0.21) per share, respectively.  See Note 8 for additional information related to the Series A Preferred Stock equity financing.

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

On May 16, 2011, the Company entered into an the Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

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

Research and Development Expenses

Research and development expenses were $245,236 and $31,650 for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increases in stock based compensation in the three months ended June 30, 2011.  Research and development expenses were $245,236 and $48,300 for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to increases in stock based compensation in the six months ended June 30, 2011. We expect research and development expenses to increase in future quarters as we continue our clinical studies and incur direct expenses related to the development of our lead candidates in cardiology and pursue strategic opportunities.

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

Liquidity and Capital Resources

Note 3 to our consolidated financial statements state the following conditions, which raise substantial doubt about our ability to continue as a going concern: we have experienced significant operating losses, negative cash flows from operations since inception and have not established any revenue sources. The Company has sustained cumulative losses of $11,456,616 and $8,468,236 as of June 30, 2011 and December 31, 2010, respectively. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. There are inherent limitation to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As discussed in Note I to the notes to Unaudited Condensed Consolidated Financial Statements, the Company has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures in place as the end of the period covered by this quarterly report. Based on that re-evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

The Company has retained the services of an outside consultant to perform periodic reviews of the Company's filings and consult on complex accounting issues as needed.  We believe that the use of such consultant will eliminate the risk that certain transactions will be incorrectly accounted for in our financial statements.  Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 3 , 2011
/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)