Form 10-Q
period 2011-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2011-11-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boylston Street, Suite 1600 Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2011, there were 20,902,653 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical Inc.

-i-

FLUOROPHARMA MEDICAL, INC. (a development stage company)
BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,210,936	$11,413
Prepaid expenses & other current assets	73,535	15,766
Total Current Assets	3,284,471	27,179

Property and equipment, net	22,190	29,952
Intangible assets, net	46,658	55,890
Total Assets	$3,353,319	$113,021

LIABILITIES AND STOCKHOLDERS’ (EQUITY)

Current Liabilities:
Accounts payable	$348,881	$842,357
Accrued expenses	102,036	649,998
Short-term convertible notes payable	-	538,828
Total Current Liabilities	450,917	2,031,183

Commitments & Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock Series A; $0.001 par value, 3,500,000 authorized 1,807,229 and 0 shares issued and outstanding	1,807	-
Common stock - Class A - $0.001 par value, 200,000,000 authorized, 21,094,024 and 8,470,025 shares issued and outstanding	21,095	8,470
Additional paid-in capital	14,816,345	6,541,604
Deficit accumulated in the development stage	(11,936,845)	(8,468,236)
Total Stockholders’ Equity (Deficit)	2,902,402	(1,918,162)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,353,319	$113,021

The accompanying notes are an integral part of these financial statements.

FLUOROPHARMA MEDICAL , INC. (a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the 3 Months Ended Sept 30,		For the 9 Months Ended Sept 30,		June 13, 2003 (inception) to
	2011	2010	2011	2010	Sept 30, 2011
Operating Expenses:
General and administrative	$270,532	$86,789	$1,794,249	$263,530	$4,695,001
Professional fees	150,088	61,068	490,706	149,527	2,950,959
Research and development	10,272	22,154	255,508	70,454	4,258,755
Sales	-		269		1,291
Amortization	3,911	3,911	11,732	11,733.00	94,950
Depreciation	5,811	6,422	17,493	19,531	125,009
Total Operating Expenses	440,614	180,344	2,569,958	514,775	12,125,965

Loss from Operations	(440,614)	(180,344)	(2,569,958)	(514,775)	(12,125,965)

Other Income (Expense):
Interest income	-	-	-	-	4,327
Gain on debt reconstruction	-	-	-	-	1,358,127
Loss on disposition of fixed assets	-	-	-	-	(71,550)
Gain on settlement of accounts payable	-	-	113,406	-	113,406
Interest expense	(1,005)	(6,951)	(113,193)	(19,178)	(316,327)
Total Other Income (Expense), net	(1,005)	(6,951)	213	(19,178)	1,087,983

Net Loss Attributable to Common Shares	(441,619)	(187,295)	(2,569,745)	(533,953)	(11,037,982)

Preferred Stock Dividend	(38,609)	-	(898,863)	-	(898,863)

Net Loss	$(480,228)	$(187,295)	$(3,468,608)	$(533,953)	$(11,936,845)

Net loss per common share
Basic	$(0.02)	$(0.03)	$(0.21)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.21)	$(0.08)

Weighted Average Shares Used in per Share Calculation:
Basic	20,967,981	6,761,025	16,542,270	6,761,025
Diluted	20,967,981	6,761,025	16,542,270	6,761,025

The accompanying notes are an integral part of these financial statements.

FLUOROPHARMA MEDICAL, INC. (a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)	For the 9 months Ending September 30,			June 13, 2003 (inception) to
	2011	2010		Sept 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,569,745)		$(533,953)	$(11,037,981)
Adjustments to reconcile net loss to net cash used by operating activities				-
Depreciation and amortization	20,580		31,263	211,313
Issuance of common stock for consulting	-		-	23,488
Expenses related to employee stock options	1,636,187		-	2,203,449
Expenses related to issuance of warrants	-		-	10,646
Amortization of debt discount	8,646		2,181	8,646
Non-cash fair value of stock options issued to non-employees for consulting	-		30,412	1,370,926
Loss on fixed asset dispositions	-		-	71,550
Gain on debt settlement	-		-	(1,358,127)
Expenses paid by issuance of preferred stock/ common stock	127,650		-	177,650
Expenses paid by issuance of debt	-		15,000	-
(Increase) decrease in:				-
Accounts receivable	-		50,000	50,000
Prepaid expenses	(57,770)		(7,017)	(73,535)
Deposits	-		(35,000)	-
Increase (decrease) in:				-
Accounts payable	(493,476)		28,558	587,969
Accrued expenses	(298,431)		72,817	458,635
Net Cash Used by Operating Activities	(1,569,243)		(345,739)	(7,295,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	(2,500)		-	(141,609)
Net cash received in acquistition	69		-	69
Cash paid for purchase of property and equipment	(9,732)		(3,218)	(218,351)
Net Cash Used by Investing Activities	(12,163)		(3,218)	(359,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-		-	1,400,000
Proceeds from issuance of short-term convertible notes	195,000		350,000	735,000
Advances from stockholders	-		-	679,500
Proceeds from sale of common stock - Class A, net	3,190,929		-	5,508,750
Proceeds from sale of common stock - Class B	-		-	622,948
Proceeds from sale of preferred stock, net	1,395,000		-	1,920,000
Net Cash Provided by Financing Activities	4,780,929		350,000	10,866,198

Net Increase (Decrease) in Cash and Cash Equivalents	3,199,523		1,043	2,912,935
Cash and Cash Equivalents, Beginning of Period	11,413		1,724	-
Cash and Cash Equivalents, End of Period	$3,210,936		$2,767	$2,912,935

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-		$-	$-
Income tax paid	$-		$-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-		$-	$288
Preferred stock dividend (see Notes 1 and 8)	$(898,863)	$		$(898,863)
Notes payable – stockholder – settled in common stock	$835,000		$-	$1,400,000
Accrued interest – stockholder – settled in common stock	$41,180		$-	$109,889
Advances from stockholders settled in common stock	$-		$-	$679,500
Accounts payable settled in common stock	$-		$-	$103,872
Accounts payable settled in common stock options	$-		$-	$30,500
Accrued expenses settled in common stock options	$-		$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-		$-	$133,314
Decrease in accounts payable related to settlement	$113,406		$-	$48,000
Decrease in accrued expenses related to settlement	$-		$-	$3,000
Increase in accounts receivable related to common stock issuance	$-		$-	$50,000
Fixed asset acquired in merger	$1,005		$-	$1,005

The accompanying notes are an integral part of these financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and subsidiaries (“FPM”, "FluoroPharma" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") (See Management Statement regarding Going Concern in Note 3).  Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2011 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2010, as included in the Company's Form 10-K filed with the SEC on March 16, 2011.

As of September 30, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities. On May 16, 2011, the Company entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation, a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

The acquisition was accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of FPI.  Under reverse acquisition accounting FluoroPharma, Inc. (the legal subsidiary) will be treated as the accounting parent (acquirer) and FPM (the legal parent) will be treated as the accounting subsidiary (acquiree).  All outstanding shares have been restated to reflect the effect of the recapitalization, which includes a 3 for 2 issuance of FPM shares to FPI shareholders.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three and nine months ending September 30, 2011 and 2010 of $69,371, $1,636,187, $15,782 and $30,412, respectively, and $3,574,375 for the period from June 13, 2003 (inception) to September 30, 2011.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2011	2010
	(Unaudited)	(Unaudited)
Risk-free interest rate	3.90%	2.43%
Expected volatility	117%	75% - 134.06%
Dividend yield	0%	0%

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at September 30, 2011 and December 31, 2010.

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

Basic and diluted earnings per share were the same for the three and nine months ending September 30, 2011 and 2010, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of September 30, 2011, the Company had outstanding options exercisable for 4,101,000 shares of its common stock and warrants exercisable for 4,238,395 shares of its common stock.  At September 30, 2010, the Company had outstanding options exercisable for 2,072,995 shares of its common stock, and warrants exercisable for 410,278 shares of common stock, and notes payable and accrued interest convertible into 201,000 shares of common stock.

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

Management has determined that no impairments were required as of September 30, 2011 or December 31, 2010.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at September 30, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the nine months ending September 30, 2011 and 2010.  See Note 9 - Income Taxes.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

Intangible Assets
The Company’s intangible assets consist of technology licenses and website development costs, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over the estimated useful life. Useful lives are as follows: technology licenses, five to 15 years; website development costs, three years.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2011 and December 31, 2010 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.

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

Use of Estimates
The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, including contingencies.  Accordingly, actual results may differ from those estimates.

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

●
All of the outstanding shares of FPI’s common stock prior to the Merger were converted into the right to receive 13,911,011 shares of FPM’s common stock. Accordingly, an aggregate of 13,911,011 shares of our common stock were issued to the shareholders of FPI.

●
All of the outstanding warrants to purchase shares of FPI’s common stock prior to the Merger were converted into the right to receive 661,617 warrants to purchase shares of FPM’s common stock. Accordingly, an aggregate of 661,617 warrants to purchase shares our common stock were issued to the warrant holders of FPI with exercise prices ranging from $0.95 to $2.00.

●	A subsidiary of the Company merged with and into FPI, with FPI surviving as a wholly owned subsidiary of FPM.

●
Immediately before the closing of the Merger, FPM entered into subscription agreements for the sale and issuance of an aggregate of 2,611,375 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share in a private placement (the “Private Placement”) at a price of $0.83 per share for aggregate gross proceeds of $2,624,235, plus the conversion of $367,600 of deferred compensation to certain officers and directors of FPI and the automatic exchange at 110% of the outstanding principal amount plus all accrued and unpaid interest (the “Outstanding Balance”) of certain Convertible Promissory Notes issued by FPI with an Outstanding Balance of $614,118. Investors who invested an aggregate minimum of $1,500,000 received Series A Preferred Stock, which have the rights and preferences set forth in a Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, filed with the Secretary of State of Nevada on May 13, 2011 (the “Certificate of Designation”). The Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased Common Stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33. The Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review by the SEC and within 180 days of the closing if the registration statement is subject to a full review by the SEC.  The registration statement was filed with the SEC on July 18, 2011 and declared effective on November 2, 2011 (see Note 13).  Burnham Hill Partners LLC and Monarch Capital Group, LLC served as the placement agents in connection with the Offering. Burnham Hill Partners LLC received cash fees of $206,346 and 401,546 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83. Monarch Capital Group, LLC received cash fees of $21,350 and 36,747 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.83.

●
In connection with the Merger, our former majority stockholder agreed to return to treasury for cancellation 9,500,000 shares of our common stock (the “Stock Cancellation”), resulting in 1,500,000 shares of common stock held by persons who were stockholders of ours prior to the Merger remaining outstanding.

●	Following the Closing of the Merger, the Private Placement and the Stock Cancellation there were 18,183,636 shares of the Company’s common stock outstanding.

●
At the closing of the Merger, Anna Chalmers resigned as the sole officer and director of the Company. Johan (Thijs) Spoor was appointed as CEO, CFO and President. David R. Elmaleh, Ph.D, was appointed as Chairman of the Board of Directors and Walter Witoshkin, and Peter S. Conti, M.D., Ph.D were appointed as Directors.

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

The accompanying financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company’s ability to continue as a going concern exists because the Company has experienced significant operating losses, negative cash flows from operations since inception and has not established any revenue sources.  The Company has sustained cumulative losses of $11,821,710 as of September 30, 2011. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. The Company continues to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of its products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.  The Company believes that the successful growth and operation of its business is dependent upon its ability to do any or all of the following:

●	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and

●	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that the Company will be successful in achieving its long-term plans as set forth above, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue in the long-term as a going concern.

4.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of September 30, 2011 and December 31, 2010 consist of:

	30-Sept-11	31-Dec-10
	(Unaudited)
Prepaid expenses:

Prepaid insurance	$59,639	$8,475
Other	13,896	7,292
Prepaid expenses	$73,535	$15,766

Property and equipment:
Computers and office equipment	$30,421	$20,689
Machinery and equipment	112,422	112,422
Less: accumulated depreciation	(120,653)	(103,159)
Property and equipment, net	$22,190	$29,952

Accrued expenses:
Payroll and related	$-	$458,250
Professional fees	20,500	153,694
Accrued interest	57,567	22,054
Other	23,969	16,000

Accrued expenses	$102,036	$649,998

5.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	30-Sept-11	31-Dec-10
	(Unaudited)

Technology license	$97,112	$97,112
Website development	12,894	10,394
Less: accumulated amortization	(63,348))	(51,616)
Intangibles, net	$46,658	$55,890

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

The Company issued three short-term convertible promissory notes in January 2011, and two short-term convertible promissory notes in February 2011 for total consideration of $195,000.  The notes bear interest at 8%, were convertible into shares of common stock at $0.83 per share (234,000 shares) and the note holders were granted warrants to purchase 23,400 shares of common stock at $0.50 per share, exercisable for 5 years.  All notes were due March 31, 2011, but were subsequently extended until September 30, 2011. The notes and accrued interest of $3,765 were converted into 263,424 shares of the Company’s common stock in connection with the Private Placement on May 16, 2011. (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above notes to detachable warrants and convertible instruments based upon their relative fair value of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 2.43 percent, volatility of 131.11 percent to 151.86 percent, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ equity and a debt discount. Based upon the respective fair values as of the original agreement dates $7,474 of the $195,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The entire discount was amortized as of September 30, 2011.

In the fourth quarter of 2010, the Company issued three 8% short-term convertible promissory notes for $125,000. The first loan, dated October 29, 2010 for $50,000 had a maturity date of December 31, 2010. The second loan, dated November 16, 2010 for $50,000 had a maturity date of January 31, 2011. The third loan, dated December 15, 2010 for $25,000 had a maturity date of January 31, 2011. The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 150,000 shares. Warrants to purchase 15,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder (all three notes were issued to the same entity). These notes including accrued interest of  $4,937 were converted into 172,206 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In the third quarter of 2010, the Company issued an 8% short-term convertible promissory note for $100,000 to an investor and an additional 8% convertible promissory note for $15,000 to the same investor in exchange for expenses paid by the investor on behalf of the Company.  All loans were due December 31, 2010.  The first loan was dated July 27, 2010 for $100,000. The second loan was dated September 14, 2010 for $15,000.  The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 184,000 shares. Warrants to purchase 18,400 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $7,148 were converted into 161,884 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In the second quarter of 2010, the Company issued two 8% short-term convertible promissory notes for $150,000 to an investor. All loans were due December 31, 2010.  The first loan was dated April 19, 2010 for $100,000.  The second loan was dated May 4, 2010 for $50,000.  The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 180,000 shares. Warrants to purchase 18,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $12,625 were converted into 215,527 shares of common stock of the Company in connection with the Private Placement on May 16, 2011.  (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above 2010 notes to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.43% percent, volatility of 75.5% to 131.78%, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount. Based upon the respective fair values as of the original agreement dates $11,817 of the $390,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The unamortized discount and related to these notes was $0 and $1,172 as of September 30, 2011 and December 31, 2010, respectively.

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

Additionally, in the first quarter of 2010, the Company issued a 6% convertible promissory note for $100,000 to an investor due December 31, 2010. The loan was convertible into shares of common stock at a rate of $0.50 per share, or 200,000 shares. The terms of the note are substantially the same as the note previously described. Interest accrued at September 30, 2011 and December 31, 2010 was $7,644 and $5,458, respectively. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $7,644, was converted into 163,043 shares of the Company’s common stock.

In November 2009, the Company issued a 6% convertible promissory note for $50,000 to an investor. The note was convertible into shares of common stock at a price of $0.50 per share, a total of 100,000 shares. The Company used the net proceeds for product development, working capital and general corporate purposes. On May 16, 2011, this note, including accrued interest of $4,348, was converted into 322,931 shares of the Company’s common stock.

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

After determining the relative fair value of the proceeds attributable to the Series A Preferred Stock, the Company determined the intrinsic value of common stock that would be received, based on the fair value of the Company’s common stock on the date of issuance to the relative fair value of the proceeds attributable to the Series A Preferred Stock to determine whether there was a beneficial conversion feature.  The Company concluded that there was a beneficial conversion feature amounting to $420,648, which under the principles of ASC 470-20-35-7, is analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.  In addition, for the three and nine months ended September 30, 2011, the Company has accrued $38,609 and $57,567, respectively, in relation to the 10% cumulative preferred stock dividend.  The total preferred stock dividend of $898,863 is included in the Company’s statement of operations for the nine months ended September 30, 2011.

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

In connection with the closing of the Private Placement, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review.   The Company filed a registration statement with the SEC on July 18, 2011, which was declared effective by the SEC on November 2, 2011.

On June 21, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 1,976,351 shares of the Company’s common stock and 691,722 warrants to purchase the Company’s common stock.  The Company received net proceeds of approximately $1,496,777 after payment of an aggregate of $88,064 of commissions to the placement agents and $55,530 in legal fees. $50,000 of the gross proceeds from this closing were received by the company on July 6, 2011.  In connection with this closing, the Company also issued warrants to purchase 197,635 shares of common stock to the placement agents as additional compensation for their services.

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

On July 18, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 674,699 shares of the Company’s common stock and 236,145 warrants to purchase the Company’s common stock.  The Company received net proceeds of approximately $530,099 after payment of an aggregate of $39,200 of commissions to the placement agents and $6,400 in legal fees. In connection with this closing, the Company also issued warrants to purchase 67,470 shares of common stock to the placement agents as additional compensation for its services.

As of September 30, 2011, the Company raised aggregate gross proceeds of $5,039,896 pursuant to the 2011 Private Placement.

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

Lease agreement
In July 2011, the Company entered into a three-year lease for office space which commences May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year plus common area costs. In conjunction with this agreement, the Company paid $5,700 as a security deposit. The future minimum lease payments through April 30, 2015 are as follows:

Year ending December 31, 2011	$-
2012	30,400
2013	45,600
2014	45,600
2015	15,200
$136,800

In addition, the Company entered into a lease agreement with PureTech Ventures, a related party, for its office space in Boston.  The lease is a one-year term, with monthly payments of $3,750.

Legal Contingencies
We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.  As of September 30, 2011 the Company had no such proceedings or claims.

9.	INCOME TAXES

We are subject to taxation in the U.S. and the Commonwealth of Massachusetts. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

At September 30, 2011 and December 31, 2010, FPI had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $4,480,000 and $3,820,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $8,000,000. As management of FPI cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $4,480,000 and $3,820,000 has been established at September 30, 2011 and December 31, 2010, respectively.

The Company's gross deferred tax asset at December 31, 2010 calculated at an expected rate of 38% was approximately $41,000 arising solely from the net operating loss carry-forwards of $120,205. As management of the Company cannot determine that it is more likely than not that it will realize the benefit of the deferred tax asset, a valuation allowance of approximately $41,000 was established.

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

The significant components of the Company’s net deferred tax assets (liabilities) at September 30, 2011 and December 31, 2010 are as follows:

	30- Sept-11	31-Dec 10

Gross deferred tax assets:
Net operating loss carry-forwards	$2,885,124	$2,857,901
Stock based expenses	1,358,224	736,508
Tax credit carry-forwards	222,134	222,134
All others	13,139	13,139
	4,478,621	3,829,132
Gross deferred tax liabilities:
Deferred tax asset valuation allowance	(4,478,621)	(3,829,132)
Net deferred tax asset (liability)	$-	$-

At September 30, 2011, the Company has net operating loss carry-forwards for income tax purposes of approximately $8,000,000, which expire in the years 2023 through 2031. This reflects permanent differences and estimated temporary differences between book and tax losses. The net change in the allowance account from December 31, 2010 to September 30, 2011 was an increase of approximately $649,000 for the nine months ended September 30, 2011.

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At September 30, 2011 and December 31, 2010, 1,807,229 and 0 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At September 30, 2011 and December 31, 2010, the Company had issued and outstanding 21,094,024 and 8,470,025, respectively, shares of its common stock.

11.  STOCK PURCHASE WARRANTS

Common Stock Warrants
All issuances of common stock warrants during the year ending December 31, 2010 were related to certain short-term convertible notes payable.

The following is a summary of all common stock warrant activity during December 31, 2010 through September 30, 2011:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable
at December 31, 2010	638,217	$0.95 - $2.00	$1.14

Warrants Granted	3,600,178	$1.25 - $1.33	$1.23

Warrants issued and exercisable
at September 30, 2011	4,238,395	$0.95 - $2.00	$1.21

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2011:

Exercise	Number of Shares	Weighted Average Remaining	Weighted Average
Price	Under Warrants	Contract Life in Years	Exercise Price
$0.83	740,546	4.73	$0.83
$0.95	86,250	0.31	$0.95
$1.00	426,417	0.15	$1.00
$1.33	2,906,432	2.11	$1.33
$2.00	78,750	0.01	$2.00
	4,238,395	2.85	$1.21

The Company used the Black-Scholes option price calculation to value the warrants granted in 2011 and 2010 using the following assumptions: risk-free rate of 3.90% and 2.43%, respectively, volatility ranging from 117% to a range of 75% to 152%, respectively; actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

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

In connection with the Merger, the Company exchanged issued and outstanding stock options in FPI for stock options in FPM with substantially the same terms.  Pursuant to the Merger, the shares of FPI were modified for the exchange ratio of 3 for 2 whereby the exchange ratio was applied to the original exercise price of the option and the common shares underlying the option.  In connection with this modification to the terms of the stock options, the Company recorded a one-time charge of $1,351,452 to stock option expense.

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

Additionally, in May 2011, the Company issued 450,000 shares of common stock as a cashless exercise of 900,000 Stock Options to another executive.  Immediately following the Merger, FPM issued 161,250 shares of common stock in the cashless exercise of 215,000 (pre-merger FluoroPharma, Inc. options) options issued to a director of the Company.

The following is a summary of all common stock option activity during the two years ended September 30, 2011:

	Shares Under	Weighted
	Options Outstanding	Average Exercise Price

Outstanding at December 31, 2009	2,983,000	$0.61
Options granted	460,000	0.75
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	600,000	0.50
Options forfeited	-
Options exercised	(1,115,000)	$0.47
Outstanding at September 30, 2011	4,101,000	$0.41

		Weighted Average
	Options Exercisable	Exercise Price per Share
Exercisable at December 31, 2010	3,101,000	$0.57
Exercisable at September 30, 2011	2,736,000	$0.58

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2011:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	315,000	2.04	$0.13	315,000	$0.13
$0.17	885,000	6.85	$0.17	630,000	$0.17
$0.50	1,680,000	5.44	$0.50	570,000	$0.50
$0.67	318,000	1.25	$0.67	318,000	$0.67
$0.95	573,000	5.12	$0.95	573,000	$0.95
$1.17	165,000	6.80	$1.17	165,000	$1.17
$1.33	165,000	7.09	$1.33	165,000	$1.33
	4,101,000	5.49	$0.54	2,736,000	$0.58

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 0.82 and 7.90 years.  The aggregate intrinsic value of all of the Company’s options is approximately $5,500,000.

During the nine months ended September 30, 2011, 737,500 shares were exercised pursuant to the Merger in exchange for shares of common stock of FPM.

A summary of the status of the Company’s non-vested stock options as of September 30, 2011 and changes is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2010	1,890,000	$1.15
Options granted	600,000	1.11
Options vested	(1,125,000)	1.18
Options forfeited	-	-
Non-vested at September 30, 2011	1,365,000	$1.13

As of September 30, 2011, there was approximately $1,228,359 of unrecognized compensation cost related to non-vested options. Weighted average period of non-vested stock options was 8.49 years as of September 30, 2011.

The Company used the Black-Scholes option price calculation to value the options granted in 2011 in connection with the merger transaction, using the following assumptions: risk-free rate of 3.90%; volatility of 117%; average term of five (5) years and exercise price of options granted. See Note 3, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

13.	SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2011, identifying those that are required to be disclosed as follows:

●	On November 2, 2011 the SEC declared the Company’s registration statement filed in conjunction with the 2011 Private Placement to be effective.

●	On November 3, 2011, the Company entered into an amendment to its license agreement with Massachusetts General Hospital extending the requested milestone dates for the Company's cardiology portfolio.

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

On May 16, 2011, the Company entered into a Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

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

Management has determined that no impairments were required during the three and nine-month periods ended September 30, 2011 and 2010 or for the year ended December 31, 2010.

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

Use of Estimates

The accompanying financial statements are prepared in conformity with GAAP in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

There were no operating revenues for the three and nine months ended September 30, 2011 and 2010.

Research and Development Expenses

Research and development expenses were $10,272 and $22,154 for the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to decreases in stock based compensation in the three months ended September 30, 2011.  Research and development expenses were $255,508 and $70,454 for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to increases in stock based compensation in the nine months ended September 30, 2011. We expect research and development expenses to increase in future quarters as we continue our clinical studies and incur direct expenses related to the development of our lead candidates in cardiology and pursue strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $270,532 and $86,789 for the three months ended September 30, 2011 and 2010, respectively.  General and administrative expenses were $1,794,249 and $263,530 for the nine months ended September 30, 2011 and 2010, respectively. There was an unusual one-time stock expense charge of $1,351,452 related to the Merger, increased payroll and stock based compensation, and legal and accounting fees. We expect general and administrative expenses to increase more moderately going forward, in line with other development-stage companies, as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

Interest and other expense (income) was $1,005 and $(6,951) for the three months ended September 30, 2011 and 2010, respectively.  Interest and other expense (income) was $(113,193) and $(19,178) for the nine months ended September 30, 2011 and 2010, respectively.  The change in interest expense is mainly due to the interest charges on notes payable issued for the purposes of a bridge financing as well as a one time gain on the settlement of accounts payable balances.

Preferred Stock Dividend

Preferred stock dividend was $38,609 and $898,863 for the three and nine months ended September 30, 2011, respectively.  There were no preferred stock dividends for the three and nine months ended September 30, 2010.  In accordance with ASC Topic 470-20-30-5, the Company allocated the proceeds of the Series A Preferred Stock to detachable warrants and convertible instruments based upon their relative fair value of the preferred stock without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 3.90 percent, volatility of 116.55 percent, exercise price of $1.33, current market value of $0.83 per share and an expected life of 5 years). The relative fair value of the Series A Warrant totaled $420,648. Using the principles of ASC 470-20-35-7, the Company concluded that the preferred stock discount related to the warrant was analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.

After determining the relative fair value of the proceeds attributable to the Series A Preferred Stock, the Company determined the intrinsic value of common stock that would be received, based on the fair value of the Company’s common stock on the date of issuance to the relative fair value of the proceeds attributable to the Series A Preferred Stock to determine whether there was a beneficial conversion feature.  The Company concluded that there was a beneficial conversion feature amounting to $420,648, which under the principles of ASC 470-20-35-7, is analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.  In addition, for the three and nine months ended September 30, 2011, the Company has accrued $38,609 and $57,567, respectively, in relation to the 10% cumulative preferred stock dividend.  The total preferred stock dividend of $898,863 is included in the Company’s statement of operations for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Note 3 to our condensed consolidated financial statements states that because we have experienced significant operating losses, negative cash flows from operations since inception and have not established any revenue sources, there is substantial doubt about our ability to continue as a going concern. The Company has sustained cumulative losses of $11,936,845 and $8,468,236 as of September 30, 2011 and December 31, 2010, respectively. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Net cash used in operating activities for the nine months ended September 30, 2011 was $1,569,243, which primarily reflected our net loss of $2,569,745, stock option expense of $1,636,187, and decreases in accrued expenses and accounts payable of approximately $735,000.

Net cash used by investing activities was approximately $12,163 for the nine months ended September 30, 2011, which primarily reflected a purchase of a website license and new computers.

Net cash provided by financing activities was $4,780,929 for the nine months ended September 30, 2011, which reflected the issuance of notes payable and cash received in the Qualified Financing.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. There are inherent limitation to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in place as the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our 10-Q/A filed with the SEC on October 4, 2011, the Company has retained the services of an outside consultant to perform periodic reviews of the Company's filings and consult on complex accounting issues as needed.  We believe that the use of such consultant will eliminate the risk that certain transactions will be incorrectly accounted for in our financial statements.  Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Office Use Agreement between PureTech Ventures, LLC and FluoroPharma Medical, Inc. as of June 22, 2011*
10.2	Lease Agreement between Hillside Square LLC and FluoroPharma, Inc.*
10.3	Employment Agreement between Johan "Thijs" Spoor and FluoroPharma, Inc. as of January 1, 2011*
31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

* filed herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: November 14, 2011
/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)