Form 10-K
period 2011-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2012-03-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Boylston Street, Suite 1600
Boston, MA 02116

(617) 456-0366
 (Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes[_]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $20,978,510.

As of  March 14, 2012, there were 22,310,894 shares of common stock outstanding.

FluoroPharma Medical, Inc.

-i-

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

Overview

FluoroPharma Medical, Inc. ("we", the "Company", the "Registrant")is a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: CardioPET and BFPET. Additionally we have identified potential candidates that may be useful in the detection and/or treatment of vulnerable plaque.

Corporate History

FluoroPharma Medical, Inc. (f/k/a Commercial E-Waste Management Inc.) was organized January 25, 2007 under the laws of the State of Nevada. FluoroPharma Medical Inc. served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FluoroPharma Inc. (“FPI”), a Delaware corporation, is a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

On May 16, 2011, the Company entered into a Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

From and after the Merger, our business is conducted through our wholly owned subsidiary FPI. The discussion of our business in this prospectus is that of our current business which is conducted through FPI.

Recent Development

On March 1, 2012, the Company entered into a Letter of Intent (“LOI”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. The services to be provided under the LOI include start-up activities for the set-up of the trial, clinical regulatory affairs and review of IMPD, commencing on March 1, 2012 through June 1, 2012. The LOI contemplates the entry into a definitive contract and provides for the payment of an aggregate compensation of $290,271.51 to SGS, $174,162.91 of which was paid upon execution of the LOI and the balance to be paid within 30 days of the receipt of an invoice. All fees paid by the Company for the start-up services will be credited to fees provided for in the definitive contract. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  The LOI and a definitive agreement ensure that a Phase II trial can begin upon production validation.

Our Product Candidates

BFPET

BFPET ([18F]-labeled cationic lipophilic tetraphosphonium) is a novel blood flow imaging agent being developed by FluoroPharma for use in conjunction with stress-testing for the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) tissue within the myocardium in patients with suspected or proven chronic coronary artery disease (CAD).  BFPET has been designed to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential—the two most important physiological indicators of adequate blood supply to the heart. BFPET has been designed to effectively differentiate among those cells of the myocardium that are ischemic, infarcted and those that are healthy. Because ischemic and infarcted cells take up significantly less BFPET than normal healthy myocardial cells, the signal emitted by BFPET is inversely proportional to the extent of myocardial injury.  Therefore, as a result of BFPET’s use, we believe ischemic heart tissue can be more reliably detected using BFPET. We anticipate that BFPET will primarily be used in conjunction with stress-testing for patients with suspected or proven chronic CAD. If approved, BFPET will represent the first molecular imaging blood flow agent commercialized for use in the cardiovascular segment of the PET imaging market.

BFPET has completed a Phase I trial sharing the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify planning a Phase II study in the near future.

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

CardioPET has completed Phase I trials and is entering Phase II trials to assess its efficacy in CAD subjects.  Results of the Phase II trials are expected in the second half of 2012.

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

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted molecular imaging pharmaceuticals that improve disease detection, management and overall patient care. We plan to take the following steps to implement our strategy:

•
Seek regulatory approval for BFPET, CardioPET and VasoPET in the United States, and selectively in other countries.   We plan to perform phase II trials in the U.S. and Europe for our lead candidates comparing our agents to current standard of care with the patients as their own controls.  Upon validation of this data we would expect to immediately begin a multi-center phase III trial of our compounds for registration purposes.  If we achieve FDA approval, we would expect to license our products outside of the United States and may seek regulatory approval outside of the United States to support our licensing capabilities.

•
Develop our own specialty sales and marketing teams to market BFPET, CardioPET and VasoPET in the United States. We intend to develop specialty sales teams and/or enter into licensing agreement with established PET specialized companies for production and distribution of our agents in the United States for our products.  We plan to develop strategic collaborations for non-U.S. markets if the opportunities are compelling.

•
Expand the indications for which BFPET, CardioPET and VasoPET may be used . We believe that CardioPET and BFPET may offer significant benefits over the current standard of care in the non-acute setting for the diagnosis of coronary disease. Our plan is to initiate U.S. Phase II clinical trials for these drugs in non-acute settings in order to demonstrate significant improvements over the use of Rb-82 or traditional SPECT agents.

•
Advance the development of our preclinical product candidates.   We have several early stage development programs that will expand our activity in molecular cardiology, oncology and neurology. These programs focus on novel approaches in target selection and the use of our technology platforms to provide innovative new product candidates.

•
Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for oncology, cardiology, neurology and other areas of unmet medical need. In addition, we intend to continue to in-license and acquire products, product candidates and technologies that are consistent with our research and development and business focus and strategies.

Product Development

Management has extensive experience in regulatory and clinical development of molecular imaging products. We intend to take advantage of our extensive clinical research and development experience in the field of molecular imaging agents in an attempt to increase the probability of product approval.  We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), PET diagnostic products may take significantly less time to evaluate. This shortened clinical development time relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan are instantaneous, the clinical trials do not initially require long term follow-up for primary endpoints that may take significant periods of time to evaluate. Many PET centers in the U.S. routinely perform 20 to 50 PET scans per day. Accordingly, we believe our clinical trials may enroll quickly and that the evaluable data will be made available to us in similar fashion. When taken together, we believe our experience in the clinical development of molecular imaging agents, familiarity with the regulatory approval process and shorter development times may allow for our first product to emerge onto the commercial markets within 5 years.

BFPET | FluoroPharma intends to advance the BFPET program into phase II of clinical development within the calendar year of 2012. We expect to have the product manufactured and delivered to a center with PET cardiac expertise such that patients can be readily enrolled for direct comparisons between Rb-82 and/or traditional SPECT agents.

CardioPET | Since the safety and tolerability of the agent have already been demonstrated at the Massachusetts General Hospital we anticipate that the phase II trial will consist of between 30-100 individuals with known stable chronic CAD that cannot undergo stress-testing for the evaluation of suspected or proven CAD. We may also change the trial protocol to close out a phase IIa trial and switch the remaining enrolled patients into a phase IIb trial in patients with acute CAD that are undergoing CVA for the prediction of functional improvement either prior to, or following, revascularization.

Table 1: Product Development Timelines

Milestone	BFPET	CardioPET	VasoPET
IND Candidate Selection	Complete	Complete	Complete
GLP Lot Manufactured	Complete	Complete	Complete
GMP / cGMP lot Release	Complete	Complete	12 months
IND Filing	Complete	Complete	2 years
Phase I	Complete	Complete	2 years
Phase II	12 months	15 months	3 years
Phase III	2 years	2.5 years	4 years
NDA Filing	3.5 years	3.5 years	5 years

Market Opportunity for the Company’s Products

Each year, millions of patients undergo molecular imaging studies in the United States. The main reason for these studies is to detect and evaluate ischemic heart disease and myocardial infarction in patients with acute and chronic forms of CAD. These studies provide clinical benefit in the initial evaluation of patients with suspected but unproven CAD, and in those patients in whom a diagnosis of CAD has been established and information on prognosis or risk is required. Molecular imaging studies are used for diagnosing the presence or absence of critical coronary artery stenosis, providing prognostic information on long-term outcomes, and stratifying patient risk for adverse cardiac events.

We believe that FluoroPharma’s market opportunity is a direct function of the number of molecular imaging studies anticipated to be performed per year using PET imaging technologies, and is reflected in the more than 12 million patients in the U.S alone with suspected acute or chronic forms of CAD. Industry sources indicate that the total U.S. market opportunity for molecular imaging agents is approximately $1.3 billion and is projected to grow at approximately 5% annually. The Nuclear Cardiology sub-segment of this market is growing at a significantly faster rate—approximately 20% and is estimated to account for approximately $700 million in revenues annually. FluoroPharma estimates the potential market opportunity five years following the approval of its first product at between $500 million and $700 million annually.

BFPET Market Opportunity | FluoroPharma believes the market for BFPET will be driven by its use in the following areas: 1) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and 2) in combination with a metabolic imaging agent in patients with acute CAD that are undergoing CVA. According to Frost & Sullivan there were 11.2 million cardiovascular related SPECT procedures performed in 2007 with an annual growth rate of 6.2%.  Patients with suspected acute and chronic forms of CAD in the U.S. are evaluated using the combination of blood flow imaging agents (blood flow agents) and stress-testing. Management estimates that approximately 350,000 additional patients undergo CVA in which a blood flow agent, such as BFPET, is used in combination with a metabolic imaging agent such as fluorodeoxyglucose (FDG) or FluoroPharma’s CardioPET (see below). We believe that BFPET may represent one of two agents currently in the regulatory process for commercialization for the PET market. Accordingly, following commercialization, we believe that BFPET may account for an increasing number of PET related cardiovascular procedures involving stress-testing. Our preliminary estimates for BFPET are based upon the assumption that in 2015 the PET instrumentation market share of the molecular imaging market will be 5% and that BFPET’s penetration into the number of evaluable PET procedures will be 25%. We believe currently that five years following commercialization that the PET market may achieve 25% market share of the molecular imaging market and that BFPET may obtain 60% share of the evaluable cardiovascular PET market. Within the PET market for CVA, we believe that BFPET may be used initially, in combination with other agents, approximately 10% of the time. We believe that BFPET may eventually capture 40% of the blood flow component for the CVA market opportunity.

CardioPET Market Opportunity | FluoroPharma estimates that 1.75 million patients with chronic forms of CAD undergo pharmacologic stress-testing due to an inability to perform exercise stress-testing each year in the U.S. Because we believe there is no product currently on the market that may allow for at-rest assessment of this population, we believe CardioPET may be readily adopted by the cardiology community for the assessment of this patient pool. We have assumed that PET will achieve a 30% share of the overall cardiovascular imaging market, and that CardioPET will achieve a 25% share of the cardiovascular PET market.

Within the CVA segment of the CAD market, we believe CardioPET possesses many significant advantages and may represent an ideal agent for the detection of discordances, and the identification of jeopardized but viable myocardium in the 350,000 patients with presumptive hibernating or stunned myocardium. If approved for commercialization, we believe CardioPET may represent a best in class metabolic imaging agent to reach the PET cardiac market. We estimate that in 2015, PET may capture 35% market share of the overall evaluable imaging market for this indication upon commercialization at which time we assume that CardioPET captures 20% of the PET market. We anticipate that CardioPET’s first to market advantage, when combined with the favorable technical parameters relative to currently available glucose-based such as FDG, should result in favorable market adoption. We believe that CardioPET may eventually account for 60% of the cardiovascular PET market opportunity.

VasoPET Market Opportunity | Preliminary estimates for the VasoPET market is a direct function of the 30% of patients that have undergone conventional stress-testing that are diagnosed with chronic forms of ischemia. We believe there is a significant need to identify vulnerable plaque from stable forms of plaque in this patient population. We estimate that coincident with VasoPET’s approval, the PET market will have achieved a 35% share of the cardiovascular imaging market and that VasoPET will likewise capture 35% of the evaluable cardiovascular PET market. Eventually, we believe that PET may be used to evaluate 50% of the patient population and that VasoPET‘s peak market penetration may approach 50%.

Commercialization Plan

The Company intends to develop its products through the completion of phase II studies and/or phase III studies at which point it will seek to partner with organizations that may facilitate the further development and distribution of its products. The Company intends also to seek early in the research and development cycle, strategic partners for programs that may fall outside of the organizations core competencies.

Competition

We expect to compete with several pharmaceutical companies including Lanthaeus, Bracco, GE Healthcare and Covidien, and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we or our partners can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

We will compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new product candidates that will compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do.

If CardioPET and BFPET are approved, their competition will be the current standard of care and companies that are engaged in the development and commercialization of novel cardiac perfusion agents. We do not see competition coming from specific competitors for CardioPET and to some degree for BFPET. FluoroPharma’s technologies will be competing mainly on an indication by indication basis with the existing or coming standards of care.

 Molecular Imaging Agents for Use With PET | Experimental imaging agents limited to research use in cardiac PET include [13N (ammonia)], [82RB (chloride)] and to a lesser extent [15O (water)]. [13N] and [82RB] have first-pass myocardial extractions of 80% and 65%, respectively, and both require energy for myocardial uptake. Copper complexes have attracted considerable attention in nuclear medicine. The most widely used copper radionuclides available for PET imaging are [62Cu] (t1/2=9.7min), and [64Cu] (t1/2=12.7h), a cyclotron product. A radiopharmaceutical proposed for cardiac perfusion PET imaging presently undergoing clinical evaluation is copper (II) pyruvaldehyde bis (N4-methylthiosemicarbazone) or [62Cu-PTSM]. This imaging agent is a neutral, lipophilic complex that passively diffuses across the cell membrane. Recent data suggests that [62Cu-PTSM] extraction is significantly decreased at high flow rates and its lipophilicity has resulted in high liver uptake and slow hepatobiliary clearance. [62Cu-PTSM] also binds to human albumin, inhibiting accurate recording of the arterial input function that is critical for quantification.

We believe these experimental imaging agents are limited by their short half-lives—in the range of 0 to 30 minutes, that consequently require fast imaging collection and/or requirement for an on-site cyclotron or generator.  For this reason, we believe that these agents represent little or no potential competition to our products. In contrast, the [18F] that is used in our products, has a 110-minute half-life and is more amenable to regional production and distribution to off-site nuclear medicine centers.

FDG ([18 -F] fluorodeoxyglucose)
FDG is a non-proprietary glucose analogue that is commercially available and used in conjunction with PET scanning to diagnose small occult tumors and metastases.  FDG is taken up by cells in proportion to their overall metabolic rate, and since tumor cells are more metabolically active than normal cells, they concentrate FDG to a far greater extent than normal tissues.  This provides for the identification of small primary or secondary tumor foci.  FDG is also used as a metabolic imaging agent to identify areas or myocardial ischemia. Ischemic myocardium switches from FFAs to glucose as its preferred fuel, resulting in an increased uptake of FDG compared to the normally-perfused myocardium.  Ischemic heart regions are therefore identified visually by their increased FDG uptake compared to surrounding normal uptake by healthy regions.  Since a regional increase in uptake is more difficult to visually detect than a decrease in uptake, we believe that FluoroPharma’s products will prove to be more sensitive in detecting ischemic regions of the heart. Accordingly, we believe CardioPET may represent an overall more attractive agent for molecular imaging of the metabolic state of the myocardium.

Molecular Imaging Agents for Use with SPECT

Perfusion imaging agents such as Cardiolite (from Lanthaeus Imaging), Myoview (from GE Healthcare, a subsidiary of General Electric Company) and thallium, are considered unable to reliably detect cardiac ischemia more than two hours after the cessation of chest pains, thereby making them of limited value in evaluating patients with “resting ischemia”.

Cardiolite (Lanthaeus Imaging) is a technetium-labeled SPECT agent that is capable of assessing blood flow to the myocardium for the detection of ischemia.  Cardiolite SPECT scanning is currently the most commonly used MPI agent in conjunction with exercise stress testing for the detection of CAD.  In ER studies, Cardiolite-SPECT scans have been shown to reduce unnecessary hospitalizations by 14% without increasing the number of missed infarctions. Cardiolite is useful in the elective evaluation of myocardial ischemia as well (in conjunction with stress-testing), but its resolution is limited to the properties of SPECT imaging technology and the degree of flow alteration. Perfusion SPECT imaging has a sensitivity range of 53-79% and a specificity range of 76-79% for the elective detection of myocardial ischemia. In contrast, PET imaging has higher spatial resolution, improved attenuation correction, and the ability to provide quantitative measurements of uptake. PET imaging has a sensitivity range of 84-97% and a specificity range of 82-100% for the detection of ischemia.

Because of its relatively low resolution, SPECT scans are not quantifiable.  This means that so-called “global” ischemia due to multi-vessel CAD (20-25% of CAD patients), cannot be reliably detected with SPECT technology.  In contrast, PET scans are fully quantifiable, and thus global ischemia can be detected as easily as regional ischemia.

Notwithstanding these limitations, the success of Cardiolite (and other blood flow agents) demonstrates that these agents (even without a metabolic component) have proven clinical value in this setting. Cardiolite is the largest-selling radiopharmaceutical, with peak sales over $400 million before patent expiration in 2008. As noted above, BFPET has significant potential advantages over Cardiolite. We believe that because of these advantages, BFPET will be adopted as the preferred noninvasive diagnostic approach at those centers that have PET scan capability. For those centers without PET scanning capabilities, we believe that Cardiolite will remain by default the first choice for these patients.

Tl-201 (Lanthaeus / Covidien)
T1-201   is an older thallium-based blood-flow agent that was the previous standard MPI agent in use prior to the introduction of Cardiolite.  This agent is somewhat less sensitive than Cardiolite, and is therefore losing market share to Cardiolite, but is still used, particularly in the non-emergent stress-test setting.

BMIPP
BMIPP is an [ 123 I]-MFA SPECT agent that has successfully completed a Phase II study in the U.S. and is widely available in Japan for the diagnosis of CAD.  BMIPP is a metabolic agent very similar to CardioPET.  However, CardioPET has three distinct advantages over BMIPP.  First, CardioPET is a PET agent, while BMIPP is a SPECT agent (see the advantages of PET compared to SPECT discussed above). Second, BMIPP must be manufactured at a single site (in Vancouver, B.C.) and delivered the next day for use, due to the short (13 hour) half-life of [ 123 I].  In contrast, CardioPET can be manufactured locally by adding [ 18 F] to a precursor to be manufactured by us.  The precursor is chemically stable and should have a long shelf-life.  Production and distribution channels for [ 18 F] are becoming increasingly well-established. These differences should make CardioPET far more convenient and cheaper than BMIPP.  Third and most importantly, CardioPET is quantifiable, whereas BMIPP is not.

Competitors to VasoPET

Peptides that bind with varying specificity to plaque are currently under development by GE Healthcare as well as others.  These peptides are labeled with technetium or other radioisotopes. There have been reports of toxicity as well as disappointing specificity and sensitivity for anatomic definition.  We do not view this approach as particularly promising or competitive.

MRI-enhanced contrast media
Epix Pharmaceuticals submitted an NDA for an MRI-enhanced blood flow agent (MS-325) using Gadolinium (Gd). The FDA has recently requested additional clinical studies to demonstrate efficacy, presumably because the data are thus far unconvincing.  This and other MRI agents are potentially useful for anatomic delineation.  These products yield no information regarding physiologic or biochemical processes.  Cardiac MRI thus has promise in identification of coronary artery narrowing, but we believe PET imaging is, and will always be, superior in identifying metabolic changes within the plaque.

Iron-carrier-enhanced MRI is presently undergoing clinical trials for identification of vulnerable plaque; however this too relies on changes in tissue morphology. VasoPET relies on altered cellular metabolism, which can (at least theoretically), identify vulnerable plaque before or in the absence of morphologic change.

Intellectual Property

FluoroPharma has retained qualified patent counsel in all matters relating to our technologies.  This has been accomplished in conjunction with the resources of the Massachusetts General Hospital in some instances.  The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly.  This applies to both domestic and international patent coverage.

FluoroPharma has obtained the licenses to its patents and patent applications from the Massachusetts General Hospital, who is the patent assignee in each case.  These patents cover all of the Company’s lead technologies and include additional indications that are outside the field of diagnostic cardiology.  The Company intends to take the lead in the preservation and/or prosecution of these patent and patent applications going forward.

Following is a list of our patents and pending patents:

♦	Cardiovascular and thrombus imaging agents, methods and kits
-	United States Patent 6,299,857
-	Elmaleh, et al.
-	Issued - October 9, 2001
-	Expires – December 27, 2016
-	Foreign patents granted: EP, JP, MX, FR, DE, CH, UK

♦	Tumor imaging agents, methods and kits
-	United States Patent, 6,187,286
-	Elmaleh, et al.
-	Issued - February 13, 2001
-	Expires - December 27, 2016
-	Foreign patents granted: CA, MX, EP, AU

♦	Imaging Agents for Early Detection and Monitoring of Cardiovascular Plaque
-	US Patent Pending No. 98 94 5939
-	Elmaleh, et al.
-	Utility (CIP): 09/530,818 # 7060251
-	Granted - June 13, 2006
-	Expires - September 8, 2018
-	Utility: 11/286,930 # 7,438,891
-	Issued - October 7, 2008
-	Expires - September 8, 2018
-	Foreign patents granted: AU DIV

♦	Method for Monitoring Blood Flow and Metabolic Method for Uptake in Tissue with Radiolabeled Alkanoic Acid
-	Elmaleh et.al.
-	United States Patent No. 7,790,142 B2
-	Issued – September 7, 2010
-	Expires – February 3, 2025.
-	Foreign patents granted: EP, HK.

♦	Catalytic Radiofluoronation
-	Elmaleh et. al.
-	United States Patent No. 7632485
-	Issued – December 15, 2009 Expires- February 24, 2025
-	Foreign patents granted: MX

♦	Biotin Compounds for Targeting Tumors and Sites of Infection
-	Elmaleh et. al.
-	United States Patent No. 5716594
-	Issued – February 10, 1998
-	Expires – June 6, 2014
-	Foreign patents granted: JP, HK, EP, FR, DE, IE, UK

Governmental Regulations

Government authorities in the United States and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. Our molecular imaging pharmaceuticals in the United States will be subject to FDA regulation as drugs under the FDCA, and require FDA approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA, a period of FDA review culminating in the approval or refusal to approve the NDA, and the post-marketing period. Each of these phases is described below.

Preclinical Phase

The preclinical phase involves the characterization, product formulation and animal testing necessary to prepare an IND (Investigational New Drug) for submission to the FDA. The IND must be reviewed and authorized by the FDA before the drug can be tested in humans. Once a new pharmaceutical agent has been identified and selected for further development, preclinical testing is conducted to confirm pharmacological activity, to generate safety data, to evaluate prototype dosage forms for appropriate release and activity characteristics, and to confirm the integrity and quality of the material to be used in clinical trials. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Data from the preclinical investigations and detailed information on proposed clinical investigations are compiled in an IND submission and submitted for FDA approval before human clinical trials may begin. If the FDA does not formally communicate an objection to the IND within 30 days, the specific clinical trials outlined in the IND may go forward.

Clinical Phase

The clinical phase of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA's cGMP requirements. Data from these activities are compiled in an NDA (defined below) requesting approval to market the drug for a given use, or indication. Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice, and according to IND-approved protocols detailing, among other things, the study objectives and the parameters, or endpoints, to be used in assessing safety and efficacy. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, or IRB, and each trial, with limited exceptions, must include all subjects' informed consent. The clinical evaluation phase typically involves the following sequential process:

Phase I clinical trials are conducted in a limited number of healthy subjects to determine the drug's safety, tolerability, and biological performance. The total number of subjects in Phase I clinical trials varies, but is generally in the range of 20 to 80 people (or less in some cases, such as drugs with significant human experience).

Phase II clinical trials involve administering the drug to subjects suffering from the target disease or condition to evaluate the drug's potential efficacy and appropriate dose. The number of subjects in Phase II trials is typically several hundred subjects or less.

Phase III clinical trials are performed after preliminary evidence suggesting effectiveness has been obtained and safety, tolerability, and appropriate dosing have been established. Phase III clinical trials are intended to gather additional data needed to evaluate the drug's overall benefit-risk relationship of the drug and to provide adequate instructions for its use. Phase III trials usually include from several hundred to several thousand subjects.

Throughout the clinical testing phase, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, increasingly large-scale production protocols and written standard operating procedures must be developed for each aspect of commercial manufacture and testing.

The clinical trial phase is both costly and time-consuming, and may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical testing as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

New Drug Application and Review

After the successful completion of Phase III clinical trials, the sponsor of the new drug submits an NDA to the FDA requesting approval to market the product for one or more indications. An NDA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug's composition, and the sponsor's plans for producing, packaging, and labeling the drug. In most cases, the NDA must be accompanied by a substantial user fee. FDA has 60 days after submission to review the completeness and organization of the application, and may refuse to accept it for continued review, or refuse to file, if the application is found deficient. After filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities that will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a "not approvable" letter.

The length of the FDA's review can range from a few months to several years or more. Once an NDA is in effect, significant changes such as the addition of one or more new indications for use generally require prior approval of an sNDA including additional clinical trials or other data required to demonstrate that the product as modified remains safe and effective.

Fast Track Review

The Food and Drug Administration Modernization Act of 1997, or the Modernization Act, establishes a statutory program for relatively streamlined approval of "Fast Track" products, which are defined under the Modernization Act as new drugs or biologics intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Fast Track status requires an official designation by the FDA.

Abbreviated New Drug Application and Review

An ANDA is a type of NDA that is used for the review and approval of a generic drug product. A generic drug product is one that is the same as a previously approved innovator drug product, which means it has the same active ingredient, dosage form, and strength, route of administration, quality, performance characteristics, and intended use. An ANDA is generally not required to include preclinical and clinical data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to the previously approved drug, which means that it performs in the same manner. None of the products currently under development by FluoroPharma will be eligible for ANDA approval, although it is possible that competing products based on our product could be approved by this route at some future time.

Section 505(b)(2) Applications

If a proposed drug product represents only a limited change from a product that has already been approved by the FDA, yet differs in more ways than those permitted under the ANDA requirements, then the applicant may be able to submit a type of NDA referred to as a 505(b)(2) application. In effect, a 505(b)(2) applicant is permitted to rely on information in the scientific literature, or previous safety and efficacy determinations by the FDA, rather than submitting the full complement of clinical or other data that would otherwise be required for NDA approval. However, the 505(b)(2) sponsor must provide any additional clinical or other data needed to supplement and/or establish the relevance and applicability of prior findings for the new product formulation. We do not expect any of FluoroPharma’s current drug portfolio to be granted approval via this process as our products are novel and patent protected.

Orphan Drug Status

Under the Orphan Drug Act, the FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. We do not currently have any products in our portfolio that we feel would qualify for Orphan Drug designation, however, obtaining FDA approval to market a product with Orphan Drug exclusivity may not provide us with a material commercial advantage.

Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although Orphan Drug designation does not shorten or otherwise convey any advantage in the regulatory approval process, approved Orphan Drugs are granted a seven year period of market exclusivity during which the FDA may not approve any other application to market the same drug for the same disease except in very limited circumstances. These circumstances are an inability to supply the drug in sufficient quantities, or a situation in which a subsequent product has shown superior safety or efficacy. This exclusivity, however, could also block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Post-Approval Phase

Once the FDA has approved a new drug for marketing, the product becomes available for physicians to prescribe in the United States. After approval, we must comply with post-approval requirements, including ongoing compliance with cGMP regulations, delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, and complying with drug sampling and distribution requirements. We are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling.

Compliance with post-approval requirements will require us to expend time, money, and effort on an ongoing basis. We expect to use third-party manufacturers to produce certain of our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product's approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product's safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects.

Other Regulation in the United States

Healthcare Reimbursement

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers.

Environmental Regulation

We are also subject to various environmental laws and regulations both within and outside the United States. Like many other pharmaceutical and medical device companies, our operations involve the use of substances, including hazardous wastes, which are regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flow. These laws and regulations are all subject to change, however, and we cannot predict what impact, if any, such changes might have on our business, financial condition or results of operations.

Foreign Regulation

Whether or not we obtain FDA approval for a product, we must obtain approval from the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable jurisdiction, clinical trials conducted outside of the United States typically are administered under a three-phase sequential process similar to that discussed above for pharmaceutical products.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. This authorization is a marketing authorization approval, or MAA. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure, or MRP.

In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return to us or our collaborators.

Employees

We operate in a lean fashion having moved the bulk of the traditional drug development costs from a fixed cost base of many employees towards a model where Clinical Research Organizations ("CRO's") are expected to manage the relevant portions of the drug development stages. We currently have four employees to manage the ongoing operation, though it is expected that selective hires will be made to allow us to manage ongoing clinical trials.

Item 1A.  Risk Factors.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this prospectus before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidates BFPET, CardioPET and VasoPET, and we may not be able to successfully commercialize these potential products.

We have incurred and will continue to incur significant costs relating to the development and marketing of our lead product candidates, BFPET, CardioPET and VasoPET. We have not obtained approval to market these potential products in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize these products successfully.

We have recently begun to direct significant efforts toward the expansion of our scientific staff and research capabilities to identify and develop product candidates in addition to BFPET, CardioPET and VasoPET. We do not know whether our planned preclinical development or clinical trials for these other product candidates will begin on time or be completed on schedule, if at all. In addition, we do not know whether any of our clinical trials will result in marketable products. We do not anticipate that any additional product candidates will reach the market for at least several years, if at all.

If we fail to successfully commercialize our products, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

If we fail to obtain U.S. regulatory approval of BFPET, CardioPET and VasoPET or any of our other current or future product candidates, we will be unable to commercialize these potential products in the United States.

The development, testing, manufacturing and marketing of our product candidates are subject to extensive regulation by governmental authorities in the United States. In particular, the process of obtaining FDA approval is costly and time consuming, and the time required for such approval is uncertain. Our product candidates must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA. Such regulatory review includes the determination of manufacturing capability and product performance. Generally, only a small percentage of pharmaceutical products are ultimately approved for commercial sale.

We can give no assurance that our current or future product candidates will be approved by the FDA or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for future product candidates or that FDA review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product candidates. Further failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

Failure to enroll patients in our clinical trials may cause delays in developing BFPET, CardioPET and VasoPET or any of our other current or future product candidates.

We may encounter delays in the development and commercialization, or fail to obtain marketing approval, of BFPET, CardioPET and VasoPET or any other future product candidate if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the severity of illness of the population, the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites, and the eligibility criteria for the trial and competing clinical trials. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Significant delays in clinical testing could materially impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of these clinical trials and to perform data collection and analysis. As a result, we may face additional delays outside of our control if these parties do not perform their obligations in a timely fashion. Significant delays in testing or regulatory approvals for any of our current or future product candidates, including BFPET, CardioPET and VasoPET, could prevent or cause delays in the commercialization of such product candidates, reduce potential revenues from the sale of such product candidates and cause our costs to increase.

Our clinical trials for any of our current or future product candidates may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our trials.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, or the applicable foreign regulatory agency, that the product candidate is safe and effective. In April 2007, we completed a Phase Ib clinical trial for CardioPET and have entered into a Letter of Intent for clinical research services relating to Phase II clinical trial for CardioPET. A Phase II clinical trial is a stage of drug development for an experimental drug designed to assess short-term safety and efficacy. In addition, we commenced a Phase I clinical trial for BFPET in 2006, which is ongoing. We do not know whether our existing or future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for BFPET, CardioPET and VasoPET and our other product candidates may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our clinical trials. If this occurs, we may not be able to obtain approval for these product candidates or our anticipated time to market for these product candidates may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidates.

If approved, the commercialization of our product candidates, including BFPET, CardioPET and VasoPET, may not be profitable due to the need to develop sales, marketing and distribution capabilities, or make arrangements with a third party to perform these functions.

In order for the commercialization of our potential products to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Subject to regulatory approval, we expect to incur significant sales, marketing, distribution and, to the extent we do not outsource manufacturing, manufacturing expenses in connection with the commercialization of BFPET, CardioPET and VasoPET and our other potential products. We do not currently have a dedicated sales force or manufacturing capability, and we have no experience in the sales, marketing and distribution of pharmaceutical products. In order to commercialize BFPET, CardioPET and VasoPET or any of our other potential products that we develop, we must develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. Developing a sales force is expensive and time-consuming, and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. Our future profitability will depend on many factors, including, but not limited to:

•	the costs and timing of developing a commercial scale manufacturing facility or the costs of outsourcing the manufacturing of BFPET, CardioPET and VasoPET;

•	receipt of FDA approval of BFPET, CardioPET and VasoPET and our other product candidates, as applicable;

•	the terms of any marketing restrictions or post-marketing commitments imposed as a condition of approval by the FDA or foreign regulatory authorities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Even if we receive regulatory approval for BFPET, CardioPET and VasoPET or any of our other product candidates, we may never receive significant revenues from any of them. To the extent that we are not successful in commercializing our potential products, we will incur significant additional losses and the price of our Common Stock will be negatively affected.

Our proprietary rights may not adequately protect our intellectual property and product candidates and if we cannot obtain adequate protection of our intellectual property and product candidates, we may not be able to successfully market our product candidates.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product candidates. We will only be able to protect our technologies and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply.

While we have issued enforceable patents covering BFPET, CardioPET and VasoPET, the patent positions of life sciences companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies' patents has emerged to date in the United States. The general patent environment outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to these products and technology. Additionally, life science companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or product candidates that produce commercially viable products, or that are themselves patentable.

Our issued patents may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the market exclusionary ability of our intellectual property.

In addition, others may independently develop similar or alternative compounds and technologies that may be outside the scope of our intellectual property. Should third parties obtain patent rights to similar compounds or radiolabeling technology, this may have an adverse effect on our business.

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product candidates, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

Our ability to commercialize our product candidates will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our product candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Third-party intellectual property in the fields of cardiology, oncology, neurology, and radiopharmaceutical technologies are complicated, and third-party intellectual property rights in these fields are continuously evolving. We have not performed searches for third-party intellectual property rights that may raise freedom-to-operate issues, and we have not obtained legal opinions regarding commercialization of our product candidates. As such, there may be existing patents that may affect our ability to commercialize our product candidates.

In addition, because patent applications are published 18 months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•
infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management's attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor's patent or other proprietary rights;

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

•
redesigning our process so that it does not infringe the third-party intellectual property, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market.

Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

If our product candidates, including BFPET, CardioPET and VasoPET , do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

The products that we develop may not achieve market acceptance among physicians, patients, third-party payers and others in the medical community. If we receive the regulatory approvals necessary for commercialization, the degree of market acceptance will depend upon a number of factors, including:

•	limited indications of regulatory approvals;

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates and their potential advantages over existing diagnostic compounds;

•	the prevalence and severity of any side effects;

•	our ability to offer our product candidates at an acceptable price;

•	the relative convenience and ease of administration of our products;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

The market may not accept BFPET, CardioPET and VasoPET based on any number of the above factors. If VasoPET is approved, its primary competition in non-acute setting will be existing perfusion agents such as Cardiolite and Myoview. As of the time that CardioPET and BFPET are approved, there may be other therapies available which directly compete for the same indications. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business,

We have no commercial manufacturing facility for BFPET, CardioPET and VasoPET or any of our other product candidates and no experience in manufacturing products for commercial purposes and the failure to find manufacturing partners or create a manufacturing facility ourselves could have an adverse impact on our ability to grow our business.

We have no commercial manufacturing facility for BFPET, CardioPET and VasoPET or our other product candidates and no experience in manufacturing commercial quantities of our product candidates. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We cannot be sure that we will be able to obtain an adequate supply of our product candidates on acceptable terms, or at all.

Manufacturers supplying biopharmaceutical products must comply with FDA regulations which require, among other things, compliance with the FDA's evolving regulations on cGMPs, which are enforced by the FDA through its facilities inspection program. The manufacturing of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Since the commercial manufacturing facility for BFPET, CardioPET and VasoPET has not been constructed, the FDA has not certified the cGMP compliant manufacture of BFPET, CardioPET and VasoPET. We cannot guarantee that the resultant facility will pass FDA inspection, or that future changes to cGMP manufacturing standards will not also affect the cGMP compliant manufacture of BFPET, CardioPET and VasoPET.

If we fail to attract and retain senior management, consultants, advisors and scientific and technical personnel, our product development and commercialization efforts could be impaired.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly David Elmaleh, Chairman, and Thijs Spoor, President and Chief Executive Officer. Although we have entered into employment agreements there is no assurance that they will remain in our employ for the entire term of such employment agreements. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

In addition, we believe that we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our product candidates and commercialization of our potential products and growth of our business.

We expect to expand our research, development, clinical research and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those potential products that we elect to commercialize independently or together with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We will need to raise additional funds in order to finance the anticipated commercialization of our product candidates by incurring indebtedness, through collaboration and licensing arrangements, or by issuing securities which may cause dilution to existing stockholders or require us to relinquish rights to our technologies and our product candidates.

Developing our product candidates, conducting clinical trials, establishing manufacturing facilities and developing marketing and distribution capabilities is expensive. We will need to finance future cash needs through additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us.

We have a history of losses and expect to continue to incur losses and may not achieve or maintain profitability.

We have incurred net losses every year since our inception in 2004 and have generated no revenue during the development stage from product sales or licenses to date. As of December 31, 2011, we had a deficit accumulated during the development stage of approximately $12 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

We currently have no significant source of revenue and may never become profitable.

To date, we have not generated any revenue for product sales and we do not know when or if any of our product candidates will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to successfully complete clinical trials for BFPET, CardioPET and VasoPET and obtain regulatory approval to commercialize these potential products. Even then, we will need to establish and maintain sales, marketing, distribution and to the extent we do not outsource manufacturing, manufacturing capabilities. We plan to rely on one or more strategic collaborators to help generate revenues in markets outside of the United States, and we cannot be sure that our collaborators, if any, will be successful. Our ability to generate revenue will also be impacted by certain challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

•	execute our business model;

•	create brand recognition;

•	manage growth in our operations;

•	create a customer base cost-effectively;

•	retain customers;

•	access additional capital when required; and

•	attract and retain key personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we are unable to generate significant revenue, we may not become profitable, and we may be unable to continue our operations. Even if we are able to commercialize BFPET, CardioPET and VasoPET, we may not achieve profitability for at least several years, if at all, after generating material revenue.  However, we do have sufficient cash to fund operations for a minimum period of 18 months.

We license patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained the rights from Massachusetts General Hospital, for our composition of matter patents and some method of use patents. We may enter into additional licenses to third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue with respect to these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

Because we have operated as a private company, we have limited experience in complying with public company reporting obligations, including Section 404 of the Sarbanes-Oxley Act of 2002.

We are a small company with limited resources. We have operated as a private company not subject to many of the requirements applicable to public companies including Section 404 of the Sarbanes-Oxley Act of 2002. The number and qualifications of our finance and accounting staff are consistent with those of a private company. We may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals. Furthermore, we have only recently begun a formal process to evaluate our internal control over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal control over financial reporting continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, BFPET’s primary competition in the non-acute setting will be perfusion imaging agents such as Cardiolite produced by Lanthaeus Medical, Myoview produced by GE Healthcare, and generic thallium, the primary U.S. supplier being Covidien. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of BF-PET or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several pharmaceutical companies including Lanthaeus, Bracco, GE Healthcare and Covidien, and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;

•	commercialize competing products before we or our partners can launch any products developed from our product candidates;

•	operate larger research and development programs or have substantially greater financial resources than we do;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic relationships; and

•	take advantage of acquisition or other opportunities more readily than we can.

We expect to compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations.

In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our product discovery process that we believe we derive from our research approach and proprietary technologies.

The use of hazardous materials in our operations may subject us to environmental claims or liabilities.

Our research and development activities involve the use of hazardous materials, including chemicals and biological and radioactive materials. Injury or contamination from these materials may occur and we could be held liable for any damages, which could exceed our available financial resources. This liability could materially adversely affect our business, financial condition and results of operations.

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

If we fail to comply with extensive regulations enforced by the FDA and other agencies with respect to pharmaceutical products, the commercialization of our product candidates could be prevented, delayed or halted.

Research, preclinical development, clinical trials, manufacturing and marketing of our product candidates are subject to extensive regulation by various government authorities. We have not received marketing approval for BFPET, CardioPET and VasoPET or our other product candidates. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

•	the severity of the disease;

•	the quality of submission relating to the product candidate;

•	the product candidate's clinical efficacy and safety;

•	the strength of the chemistry and manufacturing control of the process;

•	the manufacturing facility compliance;

•	the availability of alternative treatments;

•	the risks and benefits demonstrated in clinical trials; and

•	the patent status and marketing exclusivity rights of certain innovative products.

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The subsequent discovery of previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product candidate and withdrawal of the product candidate from the market.

U.S. manufacturing, labeling, storage and distribution activities also are subject to strict regulating and licensing by the FDA. The manufacturing facilities for our biopharmaceutical products are subject to periodic inspection by the FDA and other regulatory authorities and from time to time, these agencies may send notice of deficiencies as a result of such inspections. Our failure, or the failure of our biopharmaceutical manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA or these other authorities, including the interruption or prevention of marketing, closure of our biopharmaceutical manufacturing facilities, and fines or penalties.

Regulatory authorities also will require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our product candidates. Congress or the FDA in specific situations can modify the regulatory process. If approved, any of our product candidates' subsequent failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

The FDA's policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we might not be permitted to market our product candidates and our business could suffer.

In the future, we intend to distribute and sell our potential products outside of the United States, which will subject us to further regulatory risk.

In addition to seeking approval from the FDA for BFPET, CardioPET and VasoPET in the United States, we intend to seek the governmental approval required to market BFPET, CardioPET and VasoPET and our other potential products in European Union countries such as the United Kingdom, France, Germany, Belgium, Holland and Italy through third-parties. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products that have not yet been cleared for domestic commercial distribution, such products may be subject to FDA export restrictions. Marketing of our potential products in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

Market acceptance of our potential products will be limited if users are unable to obtain adequate reimbursement from third-party payers.

Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like our product candidates, and our commercial success will depend in part on these third-party payers agreeing to reimburse patients for the costs of our potential products. Even if we succeed in bringing any of our product candidates to market, we cannot assure you that third-party payers will consider our potential products cost effective or provide reimbursement in whole or in part for their use.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Each of our product candidates is intended to replace or alter existing therapies or procedures. These third-party payers may conclude that our product candidates are less safe, effective or cost-effective than these existing therapies or procedures. Therefore, third-party payers may not approve our product candidates for reimbursement.

If third-party payers do not approve our product candidates for reimbursement or fail to reimburse for them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payers make reimbursement available, these payers' reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our potential products on a profitable basis.

The trend toward managed healthcare in the United States, the growth of organizations such as health maintenance organizations and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our products which could adversely affect our business, financial condition and results of operations.

In addition, legislation and regulations affecting the pricing of our product candidates may change in ways adverse to us before or after the FDA or other regulatory agencies approve any of our product candidates for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business, financial condition and results of operations.

Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our business.

We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product's safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our potential products.

In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain and maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our potential products progresses, or that future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset any future claims. We currently maintain product liability insurance of $10 million per occurrence and in the aggregate for clinical trial related occurrences only. We believe that this coverage is currently adequate based on current and projected business activities and the associated risk exposure, although we expect to increase this coverage as our business activities and associated risks grow. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our business, financial condition and results of operations.

We could be negatively impacted by the application or enforcement of federal and state fraud and abuse laws, including anti-kickback laws and other federal and state anti-referral laws.

We are not aware of any current business practice which is in violation of any federal or state fraud and abuse law. However, continued vigilance to assure compliance with all potentially applicable laws will be a necessary expense associated with product development. For example, all product marketing efforts must be strictly scrutinized to assure that they are not associated with improper remunerations to referral sources in violation of the federal Anti-Kickback Statute and similar state statutes. Remunerations may include potential future activities for our product candidates, including discounts, rebates and bundled sales, which must be appropriately structured to take advantage of statutory and regulatory "safe harbors." From time to time we engage physicians in consulting activities. In addition, we may decide to sponsor continuing medical education activities for physicians or other medical personnel. We also may award or sponsor study grants to physicians from time to time. All relationships with physicians, including consulting arrangements, continuing medical education and study grants, must be similarly reviewed for compliance with the Anti-Kickback Statute to assure that remuneration is not provided in return for referrals. Patient inducements may also be unlawful. Inaccurate reports of product pricing, or a failure to provide a product at an appropriate price to various governmental entities, could also serve as a basis for an enforcement action under various theories.

Claims which are "tainted" by virtue of kickbacks or a violation of self-referral rules may be alleged as false claims if other elements of a violation are established. The federal False Claims Act, which includes a provision allowing whistleblowers to bring actions on behalf of the federal government and receive a portion of the recovery, applies to those who submit a false claim and those who cause a false claim to be submitted. Because our potential customers may seek payments from the federal healthcare programs for our product candidates, even during the clinical trial stages, we must assure that we take no actions which could result in the submission of false claims. For example, free product samples which are knowingly or with reckless disregard billed to the federal healthcare programs could constitute false claims. If the practice was facilitated or fostered by us, we could be liable. Moreover, inadequate accounting for or a misuse of federal grant funds used for product research and development could be alleged as a violation of the False Claims Act or other relevant statutes.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.

Risks Related to Our Common Stock

Our stock price may be volatile.

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our Common Stock include:

•	results from and any delays in our clinical trials;

•	failure or delays in entering additional product candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays in establishing new strategic relationships;

•	delays in the development or commercialization of our potential products;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts' reports or recommendations;

•	actual and anticipated fluctuations in our financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our potential products;

•	market acceptance of our potential products;

•	third-party healthcare reimbursement policies;

•	FDA or other domestic or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our product candidates; and

•	additions or departures of key personnel.

These and other external factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

We have not and do not anticipate paying any dividends on our common stock.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because FluoroPharma became public with a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with FluoroPharma becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the OTC Bulletin Board (“OTCBB”), there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  As a result of the lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock and has designated 3,500,000 preferred shares as Series A Preferred Stock. Our board of directors also has the authority to issue additional shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

Item 2.  Properties.

Our offices are located in Boston, Massachusetts, where we have the use of two offices pursuant to the terms of an Office Use Agreement entered into with PureTech Ventures, LLC effective as of June 22, 2011. The monthly rent is for $3,750. The term of the Office Use Agreement runs through June 22, 2012.  Our Chairman and Chief Scientific Officer, David Elmaleh, Ph.D. has an ownership interest in PureTech Ventures, LLC. We also maintain an office in Montclair, New Jersey. The lease is for a term of 10 months expiring in April 2012 at a monthly rent of $1,250.

In July 2011, we entered into a three-year lease for office space in Montclair NJ which commences on May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year plus common area costs. In conjunction with this agreement, we paid $5,700 as a security deposit and an additional $11,288 for leasehold improvements.

Item 3. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective July 17, 2008, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CEWM".  On June 3, 2011, our symbol was changed to “FPMI.” There is no established public trading market for our securities with only periodic sporadic activity. There can be no assurance that a regular trading market will develop or if developed, may not be sustained. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
Second Quarter 2011*	$2.00	$1.10
Third Quarter 2011	$2.15	$1.40
Fourth Quarter 2011	$1.50	$0.56
First Quarter 2012**	$1.01	$0.70

* Beginning May 16, 2011.
** As of March 14, 2012.

Holders

As of March 14, 2012, the Company had 132 stockholders of record.

Transfer Agent

The Company's registrar and transfer agent is Holladay Stock Transfer Agent.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On December 13, 2011 and December 16, 2011 we entered into subscription agreements with certain investors for the sale of an aggregate of 1,216,870 shares of Common Stock  (the “Private Placement”) at a price of $0.83 per share for aggregate gross proceeds of  $1,010,002.

The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and/or Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

 Equity Compensation Plan Information

The following table reflects, as of December 31, 2011, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	4,167,584	$0.62	2,308,166
Equity compensation plans not approved by shareholders	0	$0.00	0
Total	4,167,584	$0.62	2,308,166

Item 6.  Selected Financial Data.

Not required for small reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

Overview

We are a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: CardioPET and BFPET. Additionally we have identified potential candidates that may be useful in the detection and/or treatment of vulnerable plaque.

The Company was organized January 25, 2007 under the laws of the State of Nevada. The Company served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FluoroPharma Inc. (“FPI”), a Delaware corporation, is a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

On May 16, 2011, the Company entered into the Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

From and after the Merger, our business is conducted through our wholly owned subsidiary FPI. The discussion of our business in this prospectus is that of our current business which is conducted through FPI.

Results of Operations

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

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We do not expect the adoption to have a material impact on the consolidated financial statements.

In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We do not expect the adoption to have a material impact on the company's consolidated financial statements.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We are currently assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.  We do not expect the adoption to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

 Critical Accounting Policies
This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

 Accounting for Share-Based Payments

We follow the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. We use the Black-Scholes option pricing model in determining fair value. Accordingly, compensation is recognized using the fair value method and expected term accrual requirements as prescribed.

We account for share-based payments granted to non-employees in accordance with ASC Topic 505, “Equity Based Payments to Non-Employees.” The Company determines the fair value of the stock-based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Dividend Yield. We have never paid cash dividends, and does not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

Expected Term. For options, we use the option term as the expected term. For warrants, we use the actual term of the warrant.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust ourestimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Fair Value of Financial Instruments
Our financial instruments primarily consist of cash and cash equivalents and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Impairments
We assess the impairment of long-lived assets, including other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. We hold investments in companies having operations or technologies in areas that are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments were required during the years ended December 31, 2011 and 2010.

Intangible Assets
Our intangible assets consist of technology licenses and website development costs, and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: technology licenses, 5 to 15 years; website development costs, three years.

Research and Development Costs
Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset.

Use of Estimates
The accompanying consolidated financial statements are prepared in conformity with GAAP in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

 RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2011 compared to the Twelve Months Ended December 31, 2010

During each of the years ended December 31, 2011 and 2010, we had no revenues, and are considered a development stage company.  We do not expect to have revenues relating to our products prior to December 31, 2012.

Research and Development Expenses

Research and development expenses were $640,730 and $44,504 for the twelve months ended December 31, 2011 and 2010, respectively. The increase was primarily due to increases in clinical trial expenses overall in the twelve months ended December 31, 2011. We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $2,075,100 and $441,402 for the twelve months ended December 31, 2011 and 2010, respectively. The increase was due to increased payroll, and legal and accounting fees in connection with cash received from our equity financings in 2011. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

 Interest and Other Income and Expenses, net

Other income, net was $11,697 and other expense, net was $61,569 for the twelve months ended December 31, 2011 and 2010, respectively.  Interest expense was $113,193 and $53,223 for the twelve months ended December 31, 2011 and 2010, respectively.  The increase in interest expense is mainly due to the change in notes payable issued for the purposes of bridge financing.  We do not expect interest expense to increase unless the Company is unable to raise additional capital through an equity financing or a partnering arrangement.    These amounts are offset by a $124,889 gain on settlement of accounts payable for the year ended December 31, 2011 and a $8,346 loss on disposition of fixed asset for the year ended December 31, 2010.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $12,873,729 and $8,468,236 as of December 31, 2011 and 2010, respectively.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2011, we raised approximately $7,100,000 through a private placement of our common stock and warrants.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our current cash reserves of approximately $3.2 million as of the date of this report, should provide the Company with sufficient cash to fund its operations into 2013.  This projection is based on the budgeted monthly operating expenses including projected costs for clinical trials.  There can be no assurances, however, that we will be able to continue to raise additional capital as may be needed and meet our projections for operating expenses.  If we are unable to raise additional capital as may be needed and meet our projections for operating expenses, our liquidity will be materially adversely affected or we may be forced to cease or significantly delay its clinical trials.

We believe that the successful growth and operation of our business is dependent upon our ability to do any or all of the following:

•	obtain adequate sources of debt or equity financing to pay unfunded operating expenses and fund long-term business operations; and
•	manage or control working capital requirements by controlling operating expenses.

There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term.

Net cash used in operating activities for the year ended December 31, 2011 was $2,279,997 which primarily reflected our net loss of $3,428,105, expenses related to employee stock options of $1,736,917, changes in working capital and a gain on settlement of accounts payable of $124,889.  Net cash used in operating activities for the year ended December 31, 2010 was $475,556, which primarily reflected our net loss of $954,118, expenses related to employee stock options of $86,985 and changes in working capital.

Net cash used by investing activities was $185,855 for the year ended December 31, 2011, which primarily reflected the purchase of equipment to be used in our clinical trials, in addition to fees paid to extend one of our licensing agreements.  For the year ended December 31, 2010, net cash used by investing activities was $4,755, which primarily reflected the purchase of equipment.

Net cash provided by financing activities was $5,719,580 for the year ended December 31, 2011, which reflected the issuance of notes payable and net cash received in the Qualified Financing.  For the year ended December 31, 2010, net cash provided by financing activities was $490,000, the net proceeds from the issuance of notes payable.

Effects of inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years, although we cannot be sure that we will be able to do so in the future.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On May 27, 2011, the Company dismissed Weaver & Martin, LLC (“Weaver”) as the Company’s independent registered public accounting firm.  The dismissal was approved by the Company’s Board of Directors on May 27, 2011.

During the fiscal years ended December 31, 2010 and December 31, 2009, Weaver’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except, Weaver’s audit report for the year ended December 31, 2010 and December 31, 2009 stated that certain conditions  raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended December 31, 2010 and December 31, 2009 and the subsequent interim period through May 27, 2011, (i) there were no disagreements between the Company and Weaver on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Weaver, would have caused Weaver to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On June 1, 2011, the Company provided Weaver with a copy of the disclosures it made in response to Item 4.01 of Form 8-K, and has requested that Weaver furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in the 8-K.  A copy of the letter, dated June 1, 2011, was filed as Exhibit 16.1 to the Company’s current report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on June 9, 2011.

On May 26, 2011, the Company’s Board of Directors approved the engagement of BehlerMick PS as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2011.

During the years ended December 31, 2010 and December 31, 2009 and the subsequent interim period through May 26, 2011, the date of engagement of BehlerMick PS, the Company did not consult with BehlerMick PS regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

On November 1, 2011, FluoroPharma Medical, Inc. (the “Company”) was advised that BehlerMick PS (“BehlerMick”) ceased to exist and no longer practices public accounting. On November 1, 2011, the Company dismissed BehlerMick as the Company’s independent registered public accounting firm which dismissal was approved and ratified by the Company’s Board of Directors on November 3, 2011.

During the fiscal years ended December 31, 2010 and December 31, 2009, BehlerMick’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except, BehlerMick’s audit report for the year ended December 31, 2010 and December 31, 2009 stated that certain conditions  raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended December 31, 2010 and December 31, 2009 and the subsequent interim period through November 1, 2011, (i) there were no disagreements between the Company and BehlerMick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BehlerMick, would have caused BehlerMick to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

The Company was unable to provide BehlerMick with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K and was unable to obtain the letter described in Item 304(a)(3) of Regulation S-K since BehlerMick ceased to exist and no longer practices public accounting.

On November 3, 2011, the Company’s Board of Directors approved the engagement of MartinelliMick PLLC as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2011.

During the years ended December 31, 2010 and December 31, 2009 and the subsequent interim period through November 3, 2011, the date of engagement of MartinelliMick PLLC, the Company did not consult with MartinelliMick PLLC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors as of March 15, 2012, and hold the positions set forth opposite their respective names.

Name	Age	Position
Johan M. (Thijs) Spoor	39	Chief Executive Officer, President, Chief Financial Officer and Director
David Elmaleh, Ph.D	63	Chief Scientific Officer and Chairman of the Board of Directors
Walter Witoshkin	66	Director
Peter S. Conti, M.D., Ph.D	55	Director
Lawrence Atinsky	42	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Johan M. (Thijs) Spoor. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia.  Mr. Spoor previously held the title of CFO for Sunstone BioSciences for the period from February, 2010 through September 2010. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman  from December 2008 through February 2010 focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor has also been an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007 covering the Biotechnology and Medical Device industries. Prior to his career on Wall Street Mr. Spoor worked in the pharmaceutical industry spending 11 years with Amersham / GE Healthcare where he worked in 7 countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.

David R. Elmaleh, Ph.D. Dr. Elmaleh, is the founder and Chief Scientific Advisor of FluoroPharma, Inc. Dr. Elmaleh founded FluoroPharma, Inc. in 2003. Dr. Elmaleh is an Associate Professor at Harvard Medical School since December 1976 and the Director of Contrast Media Chemistry at the Massachusetts General Hospital since December 1976. He is an inventor of three drugs that are in use in main or in late stage clinical trials including: The radiopharmaceutical preparation of (2FDG) which has been used in over a million PET imaging procedures, Beta-methyl modified fatty acid (BMIPP), a commercially successful cardiac SPECT agent in Japan, and Altropane which has completed Phase III clinical trials. His recent work has included extensive research on imaging compounds to improve the speed and effectiveness of cardiovascular disease diagnosis which constitutes the technology licensed from MGH to FluoroPharma. He is a co-author on over 120 publications and an inventor of over 40 issued and pending patents in a range of disciplines, including molecular imaging and CNS pharmaceuticals (neurodegenration and mental diseases). Dr. Elmaleh is a recipient of numerous NIH and DOE awards, and has participated as a reviewer for the National Institute of Health (NIH). He is the Scientific Founder of Biostream (now Molecular Insight Pharmaceuticals) and Mersana as well as several other start-ups. He holds a BSc in Physics and Chemistry, and an MS and PhD in Chemistry from the Hebrew University of Jerusalem.

Walter Witoshkin. Mr. Witoshkin was the Chairman & CEO of QuantRx Biomedical Corporation, a medical technology company with leading edge diagnostic and therapeutic technologies from April 2005 through August 2010. Mr. Witoshkin has held executive positions in the healthcare and pharmaceutical industries including senior financial positions at Wyeth Labs (American Cyanimade), VP Business Development and CFO positions at SmithKline Beecham (now Glaxo SmithKline) and Menley & James Laboratories, Inc. He is a founding partner of the Trident Group, a global consultancy to the pharmaceutical industry.

Peter S. Conti, M.D., Ph.D. Dr. Conti is a tenured Professor of Radiology, Pharmacy and Biomedical Engineering at the University of Southern California, as well as Director of the USC Positron Imaging Science Center and Clinic since its inception in 1991.  He is also the Director of the Molecular Imaging Laboratory at USC.  Dr. Conti received his medical and doctoral degrees from Cornell University, and completed his residency in Diagnostic Radiology and Fellowship in Nuclear Medicine at The Johns Hopkins Medical Institutions.  Dr. Conti is Board Certified in both Diagnostic Radiology and Nuclear Medicine.  He is a Fellow of the American College of Radiology and of the American College of Nuclear Medicine Physicians.  He was elected to Best Doctors in America in 2005 and 2007, ranked in the top 10 in Nuclear Medicine in 2006 and 2007 by Medical Imaging, and included in the 25 Most Influential by RT Image.  He has over 300 peer-reviewed scientific articles and abstracts in the field of Molecular Imaging.  Dr. Conti is a past President of the Society of Nuclear Medicine (SNM), and continues to serve on a number of committees for the Society, including those involving government and regulatory affairs related to the development of Molecular Imaging technology and its applications in medicine.  His research focuses on development of novel diagnostic imaging agents for oncology applications.

Lawrence Atinsky.  During the past seven years Mr. Atinsky has been a partner at Ascent Biomedical Ventures (ABV), a venture capital firm investing in seed and early-stage biomedical technology companies developing medical devices, biopharmaceuticals, healthcare services, and information technology.  Prior to joining ABV, Mr. Atinsky was a Mergers & Acquisition attorney at Skadden, Arps, Slate, Meagher & Flom in New York, where he was involved in structuring and negotiating numerous private and public transactions. Mr. Atinsky has also been the General Counsel of several private companies in the healthcare industry and has been a founder and investor in early-stage medical technology companies. Mr. Atinsky earned a JD from New York University School of Law and B.A. degrees in Political Science and Philosophy from the University of Wisconsin-Madison.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics, may be obtained, free of charge, by submitting written request to the Company.

Director independence

Lawrence Atinksy, Walter Witoshkin and Peter Conti are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Corporate Governance

Audit Committee

Walter Witoshkin and Lawrence Atinsky serve on the audit committee of the Board of Directors with Mr. Witoshkin serving as the Chairman. Mr. Witshkin and Mr. Atinsky are independent directors according to the rules of the NASDAQ Stock Market.

The Company’s Board of Director has determined that Mr. Witoshkin is an audit committee financial expert.

Compensation Committee

Lawrence Atinsky, Walter Witoshkin and Peter Conti serve on the compensation committee of the Board of Directors, with Lawrence Atinsky serving as the Chairman.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 4 meetings in 2011. All board members were present at the meeting.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders to separate these roles. Mr. Spoor is our President, Chief Executive Officer and Chief Financial Officer. Dr. Elmaleh is the Chairman of our Board of Directors. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles separated because it allows us to separate the strategic and oversight roles within our board structure.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last three completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table
Name & Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation ($)	Total ($)
Thijs Spoor	2011	(1)	183,867		-	57,600	(2)	1,343,040	-	-	1,584,507
	2010		57,600	(2)	-	-		-	-	-	-
	2009		-		-	-		-	-	-	-

David R. Elmaleh	2011		180,000		-	310,000	(3)	-	-	-	490,000
	2010	(3)	180,000		-	-		-	-	-	180,000
	2009		180,000		-	-		-	-	-	180,000

Anna Chalmers (4)	2011		-		-	-		-	-	-	-
	2010		-		-	-		-	-	-	-
	2009		-		-	-		-	-	-	-
(1) For 2011, Mr. Spoor’s compensation included amounts earned pursuant to a consulting agreement prior to May 1, 2011 in addition to salary earned for the period from May 1, 2011 through December 31, 2011 per his employment agreement described below.
(2) Mr. Spoor’s unpaid compensation from 2010 was converted into the Private Placement.
(3) Such compensation has been accrued, a portion of which was converted into the Private Placement.
(4) Ms. Chalmers resigned as our President, CEO, CFO and Director on May 16, 2011

Employment Agreements with Executive Officers

Effective as of January 1, 2011, our wholly owned subsidiary, FluoroPharma, entered into an employment agreement (the “Spoor Agreement”) with Mr. Spoor pursuant to which Mr. Spoor serves as the President and Chief Executive Officer of the Company commencing on May 1, 2011. The Spoor Agreement provides for annual compensation of $175,000 and can be terminated at any time for cause, or without cause; provided however, if Mr. Spoor is terminated without cause, he is entitled to receive a severance payment of $200,000. The Spoor Agreement provides for the payment of a bonus upon the occurrence of certain conditions and the grant of options to purchase up to 600,000 shares of common stock of the Company. We intend to enter into an assignment agreement pursuant to which the employment agreement with Mr. Spoor will be assigned to us.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2011.
	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or unites of stock that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Johan M. (Thijs) Spoor	150,000	450,000		$0.50	12/03/2020
		600,000		$0.50	5/01/2020

David R. Elmaleh	150,000			$1.33	12/04/2018

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2011.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Johan M. (Thijs) Spoor	-	-	-	-	-	-	-
David Elmaleh, Ph.D.	-	-	-	-	-	-	-
Walter Witoshkin	$38,750		$25,000	-	-	$76,000	$139,750	(1)
Peter S. Conti, M.D., Ph.D.	$38,750	-	$25,000	-	-	-	$63,750	(1)
Lawrence Atinsky (2)	-	-	-	-	-	-	-
(1) Includes $20,000 in compensation that was earned in 2009 but paid in 2011.
(2) Mr. Atinsky was appointed as a director of the Company on January 5, 2012.

The company pays the non-executive directors a quarterly stipend of $7,500 to compensate them for their time, attendance at board meetings and for phone calls as required. The two independent directors serving in 2011 have also received stock option grants of $25,000 worth of shares with a strike price of $1.40 for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 14, 2012 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 500 Boylston Street, Suite 1600, Boston, MA 02116. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 14, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.
NAME OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED(1)
Thijs Spoor (2)	Common Stock	243,687	0.8%
David R. Elmaleh (3)	Common Stock	3,693,262	11.1%
Walter Witoshkin (4)	Common Stock	92,857	0.8%
Peter S. Conti (5)	Common Stock	383,595	1.2%

Officers and Directors as a Group (4 persons)	Common Stock	4,413,401	13.9%

MKM Opportunity Master Fund, Ltd. (6)	Common Stock	2,455,106	7.4%
Platinum Long Term Growth VII LLC (7)	Common Stock	1,824,543	5.5%

(1)	Based upon 22,310,894 shares of our common stock outstanding.
(2)	Includes 69,398 shares of common stock, 24,289 shares of common stock underlying warrants and 150,000 shares of common stock issuable upon conversion of options at $0.50 per share.
(3)	Includes 3,412,539 shares of common stock, 130,723 shares of common stock underlying warrants and 150,000 shares of common stock issuable upon conversion of options at $1.33 per share.
(4)
Does not include 161,250 restricted shares that vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the 2011 Equity Incentive Plan; (ii) the successful completion of a Phase II clinical trial for any of the Company’s products; or (ii) the determination by the Board of Directors to provide for immediate vesting.

(5)
Includes 35,738 shares of common stock, 45,000 shares of common stock issuable upon conversion of options at $0.95 per share, 285,000 shares of common stock issuable upon conversion of options at $0.16 per share. and 17,857 shares of common stock issuable upon conversion of options at $1.40 per share.

(6)
Includes 2,098,837 shares of common stock and 356,269 shares of common stock underlying warrants. David Skriloff has the voting and dispositive power over the securities held for the account of this beneficial owner.

(7)	Includes 1,824,543 shares of common stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

FluoroPharma, Inc.

We currently utilize office space that is leased by a company in which our Chairman and Chief Scientific Officer David Elmaleh has an ownership interest. Effective as of June 22, 2011, we entered into an Office Use Agreement with PureTech Ventures, LLC governing our use of the offices. The term of the Office Use Agreement runs through June 22, 2012.

FluoroPharma has entered into an Exclusive License Agreement with David Elmaleh dated as of August 16, 2005 pursuant to which Dr. Elmaleh granted to the Company the sole, exclusive worldwide, royalty-bearing license to Dr. Elmaleh’s rights in certain patents. Pursuant to the License Agreement, the Company paid a non-refundable license issue fee of $20,000 and agreed to pay reasonable expenses of incurred by Dr. Elmaleh for the preparation, filing prosecution and maintenance of his patent rights. In addition, the agreement provides for an annual maintenance fee of $10,000, payments based upon the achievement of certain milestones and royalty payments of 4% beginning with the first commercial sale. The agreement provides for a minimum annual payment of $50,000 for each calendar year after the calendar year in which the first commercial sale occurs. Unless otherwise terminated pursuant to the terms of the agreement, the term shall continue until the all patents and patent applications of the patent rights have expired or been abandoned.

David Elmaleh, as an inventor of certain patents held by Massachusetts General Hospital, which are licensed to FluoroPharma, receives a portion of royalty payments paid to Massachusetts General Hospital.  From the beginning of the Company’s fiscal year on January 1, 2011, such payments aggregate to less than $120,000 and it is not currently anticipated that through the end of the Company’s current fiscal year that such payments will in the aggregate exceed $120,000.

David Elmaleh and Thijs Spoor converted $310,000 and $57,600, respectively, in deferred compensation into the Private Placement Offering upon the same terms and conditions as the investors. We issued 373,494 and 69,398 shares, respectively to Dr. Elmaleh and Mr. Spoor and issued warrants to purchase 130,723 and 24,289 shares of common stock, respectively to Dr. Elmaleh and Mr. Spoor.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2011 and 2010 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2011	2010
Audit fees	$20,668	$42,050
Audit-related fees	17,066	-
Tax fees	-	-
All other fees	-	-

Total fees	$37,734	$42,050

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 16, 2011, by and among FluoroPharma Medical, Inc., FPI Merger Corporation and FluoroPharma, Inc. (Incorporated by reference to the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission on July 12, 2011).

2.2
Certificate of Merger, dated May 16, 2011 merging FPI Merger Corporation with and into FluoroPharma, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007)
3.2	Bylaws (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007)
3.1
Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, filed with the Secretary of State of Nevada on May 13, 2011 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).

4.1	Form of Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2011)
10.1	Form of Subscription Agreement - Lead Investor (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.2	Form of Subscription Agreement - Other Investors (Incorporated by reference to the Company's current report on Form8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.3	Form of Investor Warrant (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.4	Form of Registration Rights Agreement (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.5	FluoroPharma Medical, Inc. 2011 Incentive Plan (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
10.6	Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of September 8, 2011 (Incorporated by reference to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).
14	Code of Ethics adopted by the Board of Directors
21	List of Subsidiaries (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

* Filed herewith
**   The XBRL-related information in Exhibit 101 to this Registration Statement on Form S-1 shall not be deemed “filed” or a part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 16, 2012	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 16, 2012

/s/ David R. Elmaleh
David R. Elmaleh, Ph.D.	Chairman	March 16, 2012

/s/ Walter Witoshkin
Walter Witoshkin	Director	March 16, 2012

/s/ Peter S. Conti
Peter S. Conti, M.D.Ph.D	Director	March 16, 2012

/s/ Lawrence Atinsky
Lawrence Atinsky	Director	March 16, 2012

FluoroPharma Medical, Inc.

To the Board of Directors and Stockholders
FluoroPharma Medical, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of FluoroPharma Medical, Inc. and Subsidiary (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period June 13, 2003 (inception) to December 31, 2011. FluoroPharma Medical, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FluoroPharma Medical, Inc. and Subsidiary  as of December 31, 2010 were audited by other auditors whose report dated April 8, 2011 expressed an unqualified opinion on the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, and for the period June 13, 2003 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

MartinelliMick PLLC
Spokane, Washington
March 13, 2012

To the Board of Directors and Stockholders
FluoroPharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of FluoroPharma, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period June 13, 2003 (inception) to December 31, 2010.  FluoroPharma, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designin audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period June 13, 2003 (inception) to December 31, 2010 in comformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, an the success of future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS
BehlerMick PS
Spokane, Washington
April 8, 2011

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$3,265,141	$11,413
Prepaid expenses & other	50,291	15,766
Total Current Assets	3,315,432	27,179

Property and equipment, net	169,808	29,952
Intangible assets, net	61,155	55,890

Total Assets	$3,546,395	$113,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$341,172	$842,357
Accrued expenses	39,232	649,998
Short-term convertible notes payable	-	538,828
Total Current Liabilities	380,404	2,031,183

Commitments & Contingencies	-	-
Stockholders’ Equity (Deficit):
Preferred stock- $0.001 par value, 10,000,000 authorized;
Preferred stock Series A - $0.001 par value, 3,500,000 designated
1,924,230 and 0 shares issued and outstanding, respectively	1,924	-
Common stock - $0.001 par value, 200,000,000
authorized, 22,310,894 and 12,705,038 shares issued and
outstanding, respectively	22,312	12,705
Additional paid-in capital	16,015,484	6,537,369
Deficit accumulated in the development stage	(12,873,729)	(8,468,236)
Total Stockholders’ Equity (Deficit)	3,165,991	(1,918,162)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,546,395	$113,021

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		June 13, 2003 (inception) to
	2011	2010	December 31, 2011

Revenues	$-	$-	$-

Operating Expenses:
General and administrative	$2,075,100	$441,402	$4,980,760
Professional fees	682,899	364,528	3,138,444
Research and development	640,730	44,504	4,643,777
Sales and marketing	269	1,022	1,292
Amortization	17,235	15,643	100,453
Depreciation	23,569	25,450	131,084
Total Operating Expenses	3,439,802	892,549	12,995,809

Loss from Operations	(3,439,802)	(892,549)	(12,995,809)

Other Income (Expense):
Interest income	-	-	4,327
Gain on debt reconstruction	-	-	1,358,127
Loss on disposition of fixed assets	-	(8,346)	(71,550)
Gain on settlement of Accounts
Payable	124,889	-	124,889
Interest expense	(113,192)	(53,223)	(316,326)
Total Other Income (Expense), net	11,697	(61,569)	1,099,468

Loss Before Provision for Income Taxes	(3,428,105)	(954,118)	(11,896,341)

Provision for Income Taxes	-	-	-

Net Loss	(3,428,105)	(954,118)	(11,896,341)

Preferred Stock Dividend	(977,388)	-	(977,388)

Net Loss Attributable to Common Stockholders	$(4,405,493)	$(954,118)	$(12,873,729)

Net loss per common share
Basic	$(0.25)	$(0.08)
Diluted	$(0.25)	$(0.08)

Weighted Average Shares Used in per Share Calculation:
Basic	17,732,273	12,705,038
Diluted	17,732,273	12,705,038

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		June 13, 2003 (inception) to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,428,105)	$(954,118)	$(11,896,341)
Adjustments to reconcile net loss to net cash used by			-
operating activities			-
Depreciation and amortization	40,804	41,093	231,538
Issuance of common stock for consulting	-	-	23,488
Expenses related to employee stock options	1,736,917	86,985	2,304,179
Amortization of debt discount	8,646	10,646	19,292
Non-cash fair value of stock options issued to
non-employees for consulting	-	-	1,547,760
Loss on fixed asset dispositions	-	8,346	71,550
Gain on debt settlement	(124,889)	-	(1,483,016)
Loss on early extinguishment of debt	61,419	-	61,419
(Increase) decrease in:
Accounts receivable	-	50,000	50,000
Prepaid expenses	(34,526)	(5,974)	(50,291)
Increase (decrease) in:
Accounts payable	(318,211)	56,568	706,119
Accrued expenses	(222,051)	230,898	535,014
Net Cash Used by Operating Activities	(2,279,996)	(475,556)	(7,879,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	(22,500)	-	(161,609)
Net cash received in acquistition	69	-	69
Cash paid for purchase of property and equipment	(163,424)	(4,755)	(372,043)
Net Cash Used by Investing Activities	(185,855)	(4,755)	(533,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	195,000	490,000	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock - Class A, net	4,129,579	-	6,447,400
Proceeds from sale of common stock - Class B	-	-	622,948
Proceeds from sale of preferred stock, net	1,395,000	-	1,920,000
Net Cash Provided by Financing Activities	5,719,579	490,000	11,678,013

Net Increase (Decrease) in Cash and Cash Equivalents	3,253,728	9,689	3,265,141
Cash and Cash Equivalents, Beginning of Period	11,413	1,724	-
Cash and Cash Equivalents, End of Period	$3,265,141	$11,413	$3,265,141

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-	$-
Income tax paid	$-	$-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$735,000	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$78,680	$-	$188,569
Preferred Stock Dividend	$(977,388)	$-	$(977,388)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$367,600	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$124,889	$-	$172,889
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$7,474	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Issuance of common stock	-	$-	2,696,250	$2,697	$(899)	$-	$1,798
Issuance of preferred stock	206,250	206	-	-	274,793	-	274,999
Net loss	-	-	-	-	-	(333,146)	(333,146)
BALANCE, December 31, 2004	206,250	206	2,696,250	2,697	273,894	(333,146)	(56,349)

Issuance of preferred stock for contract termination	37,500	38	-	-	49,963	-	50,001
Issuance of preferred stock	187,500	188	-	-	249,813	-	250,001
Issuance of stock options to non-employees	-	-	-	-	158,803	-	158,803
Net loss	-	-	-	-	-	(687,576)	(687,576)
BALANCE, December 31, 2005	431,250	432	2,696,250	2,697	732,472	(1,020,722)	(285,121)

Issuance of common stock for consulting	-	-	24,638	24	23,464	-	23,488
Conversion of preferred stock to common stock	(431,250)	(432)	431,250	432	-	-	-
Issuance of common stock to induce conversion of preferred stock	-	-	34,358	35	(35)	-	-
Issuance of common stock to investor	-	-	1,644,255	1,643	1,564,381	-	1,566,023
Issuance of common stock to employees	-	-	-	-	28,806	-	28,806
Issuance of common stock to non-employees	-	-	-	-	511,888	-	511,888
Net loss	-	-	-	-	-	(1,999,214)	(1,999,214)
BALANCE, December 31, 2006	-	-	4,830,750	4,830	2,860,976	(3,019,936)	(154,130)

Issuance of common stock	-	-	940,587	942	1,249,058	-	1,250,000
Issuance of stock options to employees	-	-	-	-	19,239	-	19,239
Issuance of stock options to non-employees	-	-	-	-	429,391	-	429,391
Net loss	-	-	-	-	-	(2,354,043)	(2,354,043)
BALANCE, December 31, 2007	-	-	5,771,337	5,772	4,558,664	(5,373,979)	(809,543)
Issuance of stock options to employees	-	-	-	-	274,299	-	274,299
Issuance of stock options to non-employees	-	-	-	-	216,779	-	216,779
Net loss	-	-	-	-	-	(2,272,144)	(2,272,144)
BALANCE, December 31, 2008	-	-	5,771,337	5,772	5,049,742	(7,646,123)	(2,590,609)

Issuance of common stock	-	-	4,037,682	4,038	668,909	-	672,947
Issurance of stock options to employees	-	-	-	-	157,933	-	157,933
Non-cash fair value of stock options to non-employees	-	-	-	-	54,064	-	54,064
Fair value of stockholder debt, payables and advances settled in commonstock	-	-	2,331,458	2,331	386,246		388,577
Fair value of common stock issued to settle accounts payable	-	-	564,561	564	103,308	-	103,872
Fair value of common stock options issued to settle accounts payable and accrued expenses	-	-	-	-	18,364	-	18,364
Net income	-	-	-	-	-	132,005	132,005
BALANCE, December 31, 2009	-	-	12,705,038	12,705	6,438,566	(7,514,118)	(1,062,847)

Issuance of Common Stock Options to Employees	-	-	-	-	86,985		86,985
Fair Value of Warrants Issued with Convertible Notes Payable					11,818		11,818

Net loss	-	-			-	(954,118)	(954,118)
BALANCE, December 31, 2010	-	-	836,250	12,705	6,537,369	(8,468,236)	(1,918,162)

Share Based Compensation	-	-	-	-	1,736,917	-	1,736,917
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	7,474	-	7,474
Common stock issued in cashless exercise of stock options	-	-	836,250	837	(837)	-	-
Common stock issued on conversion of notes payable and accrued interest	-	-	1,299,957	1,300	836,299	-	837,599
Common stock issued for consideration of extension of notes payable	-	-	45,000	45	37,455		37,500
Common stock issued for deferred compensation			442,892	443	367,157	-	367,600
Preferred and Common stock issued for cash, net of offering costs of $591,877	1,807,229	1,807	5,481,757	5,482	5,517,290	-	5,524,579
Shares issued upon recapitalization	-	-	1,500,000	1,500	(1,500)	-	-
Recapitalization effect of net assets	-	-	-	-	589		589
Preferred Stock Dividend					880,278	(880,278)	-
Preferred Stock Dividend Accrued	117,001	117			96,993	(97,110)	-
Net loss	-	-	-	-	-	(3,428,105)	(3,428,105)

BALANCE, December 31, 2011	1,924,230	$1,924	22,310,894	$22,312	$16,015,484	$(12,873,729)	$3,165,991

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

FluoroPharma Medical, Inc. (“the Company” or “FPM”) was organized on January 25, 2007 under the laws of the State of Nevada. The Company served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FluoroPharma Inc. (“FPI”), a Delaware corporation, is a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

Merger

On May 16, 2011, the Company entered into an Agreement and Plan of Merger and Merger (the "Merger Agreement") by and among FPM, FPI, and FPI Merger Corporation, a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

The acquisition was accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of FPI.  Under reverse acquisition accounting FluoroPharma, Inc. (the legal subsidiary) will be treated as the accounting parent (acquirer) and FPM (the legal parent) will be treated as the accounting subsidiary (acquiree).  In connection with this transaction, the Company effected a stock split, which includes a 3 for 2 issuance of FPM shares to FPI shareholders.  All outstanding shares have been restated to reflect the effect of this recapitalization.

Basis of Presentation

As of December 31, 2011, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $12,873,776 as of December 31, 2011.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2011, the Company raised approximately $5,500,000, net of offering costs, through the private placement of common stock and warrants (see Note 7).

The Company continues to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of its products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

The Company’s current cash reserves of approximately $3.2 million as of the date of this report, should provide the Company with sufficient cash to fund its operations into 2013.  This projection is based on the budgeted monthly operating expenses including projected costs for clinical trials.  There can be no assurances, however, that the Company will be able to continue to raise additional capital as may be needed and meet its projections for operating expenses.  If the Company is unable to raise additional capital as may be needed and meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2011 and December 31, 2010.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. The Company has not experienced any losses to date resulting from this practice.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2011 and December 31, 2010 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.

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

Management has determined that no impairments were required as of December 31, 2011 or December 31, 2010.

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

    Level 3: Unobservable inputs for the instrument are only used when there is little, if any, market activity for the instrument at the measurement date. Price or valuation techniques require inputs that are both significant to the fair value measurement and unobservable.

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

There are no unrecognized tax benefit included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2011 and 2010.  See Note 9 - Income Taxes.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2011 and 2010 of $1,736,917, and $86,985, respectively, and $2,304,179 for the period from June 13, 2003 (inception) to December 31, 2011.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2011	2010

Risk-free interest rate	2.69% - 3.90%	2.43%
Expected volatility	72.06% - 117%	75% - 134.06%
Dividend yield	none	none

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for the years ending December 31, 2011 and 2010, respectively, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2011, the Company had outstanding options exercisable for 4,167,584 shares of its common stock and warrants exercisable for 4,843,531 shares of its common stock.  At December 31, 2010, the Company had outstanding options exercisable for 2,072,995 shares of its common stock, and warrants exercisable for 410,278 shares of common stock, and notes payable and accrued interest convertible into 201,000 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance related to fair value measurements and disclosures. The guidance requires a roll forward, separately presenting information about purchases, sales, issuances and settlements on a gross basis, rather than net, of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In November 2010, the FASB issued additional authoritative guidance clarifying the required disclosures of supplementary pro forma information for business combinations. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued additional authoritative guidance on accounting for goodwill. The guidance clarifies the impairment test for reporting units with zero or negative carrying amounts. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on the company's consolidated financial statements.

In May 2011, the FASB issued further additional authoritative guidance related to fair value measurements and disclosures. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently assessing the impact of the guidance.

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income (OCI) in one continuous statement or two separate, but consecutive, statements of net income and comprehensive income. The option to present items of OCI in the statement of changes in equity has been eliminated. The new requirements are effective for annual reporting periods beginning after December 15, 2011 and for interim reporting periods within those years.  The Company does not expect the adoption to have a material impact on the company's consolidated financial statements.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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

●
At the closing of the Merger, Anna Chalmers resigned as the sole officer and director of the Company. Johna (Thijs) Spoor was appointed as CEO, CFO and President. David R. Elmaleh, Ph.D, was appointed as Chairman of the Board of Directors and Walter Witoshkin, and Peter S. Conti, M.D., Ph.D were appointed as Directors.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger date:

Cash and cash equivalents	$69
Other assets	1,005
Total identifiable assets	$1,074

Accounts payable	$485
Total identifiable liabilities	$485

Net identifiable assets	$589

FPM had a $27,461 note payable which was forgiven prior to the Merger.

4.	OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2011 and December 31, 2010 consist of:

	December 31, 2011	December 31, 2010
Prepaid expenses:

Prepaid insurance	$37,274	$8,475
Other	13,017	7,292
Prepaid expenses	$50,291	$15,766

Property and equipment:
Computers and office equipment	$30,421	$20,689
Machinery and equipment	254,827	112,422
Leasehold improvements	11,288	-
Less: accumulated depreciation	(126,727)	(103,159)
Property and equipment, net	$169,808	$29,952

Accrued expenses:
Payroll and related	$-	$458,250
Professional fees	25,702	153,694
Accrued interest	-	22,054
Other	13,530	16,000

Accrued expenses	$39,232	$649,998

5.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Technology license	$117,112	$97,112
Website development	-	10,394
Less: accumulated amortization	(55,957)	(51,616)
Intangibles, net	$61,155	$55,890

Future amortization will approximate $10,000 for each of the next five years.

See Note 8 for commitments and contingencies associated with the Company’s technology licenses.

6.	SHORT-TERM CONVERTIBLE NOTES PAYABLE

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

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above 2010 notes to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.43% percent, volatility of 75.5% to 131.78%, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount. Based upon the respective fair values as of the original agreement dates $11,817 of the $390,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The unamortized discount and related to these notes was $0 and $1,172 as of December 31, 2011 and December 31, 2010, respectively.

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

On May 16, 2011, the Company raised aggregate gross proceeds of $2,624,235 pursuant to a Private Placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 1,354,500 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.  Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation.  Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33.

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

In connection with the issuance of the Serics A Preferred Stock, the Company is required to pay a 10% cumulative preferred stock dividend, regardless of whether declared, on each June 30 and December 31.  For the year ended December 31, 2011, the Company has accrued $97,110, in relation to the preferred stock dividend , and increased the stated value of the Preferred Stock by 117,001, the number of shares issuable in connection with this preferred stock dividend..

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

On June 21, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 1,976,351 shares of the Company’s common stock and 691,722 warrants to purchase the Company’s common stock.  The Company received net proceeds of $1,496,777 after payment of an aggregate of $88,064 of commissions to the placement agents and $55,530 in legal fees. $50,000 of the gross proceeds from this closing were received by the company on July 6, 2011.  In connection with this closing, the Company also issued warrants to purchase 197,635 shares of common stock to the placement agents as additional compensation for their services.

On June 30, 2011, the Company completed an additional closing of the 2011 Private Placement. In connection with this closing, the Company sold an aggregate of 259,337 shares of the Company’s common stock and 90,768 warrants to purchase the Company’s common stock. The Company received net proceeds of $180,083 after payment of an aggregate of $18,568 of commissions to the placement agents and $16,599 in legal fees. In connection with this closing, the Company also issued warrants to purchase 25,934 shares of common stock to the placement agents as additional compensation for its services.

On July 18, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 674,699 shares of the Company’s common stock and 236,145 warrants to purchase the Company’s common stock.  The Company received net proceeds of $530,099 after payment of an aggregate of $39,200 of commissions to the placement agents and $6,400 in legal fees. In connection with this closing, the Company also issued warrants to purchase 67,470 shares of common stock to the placement agents as additional compensation for its services.

On December 13, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 1,204,820 shares of the Company’s common stock and 421,687 warrants to purchase the Company’s common stock.  The Company received net proceeds of $925,000 after payment of an aggregate of $70,000 of commissions and $5,000 in legal fees. In connection with this closing, the Company also issued warrants to purchase 120,482 shares of common stock.  The commissions and warrants issued were related to the tail agreement in conjunction with the original placement agent agreement dated May 16, 2011.

On December 16, 2011, the Company completed an additional closing of the 2011 Private Placement.  In connection with this closing, the Company sold an aggregate of 12,051 shares of the Company’s common stock and 4,218 warrants to purchase the Company’s common stock.  The Company received net proceeds of $10,002.

As of December 31, 2011, the Company raised aggregate gross proceeds of $7,093,065 pursuant to the 2011 Private Placement.

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

In the fourth quarter of 2011, the company further renegotiated the exclusive technology license.  The renegotiated license extends the timelines for the development milestones by two years in exchange for a $20,000 payment. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, FluoroPharma is required to make specified milestone payments and royalties on commercial sales.

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

Executive Employment Contracts
The Company has an employment contract with a key Company executive that provides for the continuation of salary and the grant of certain options to the executive if terminated for reasons other than cause, as defined in that agreement. The contract also provides for a $1 million bonus should the Company execute transactions as specified in the contract, including the sale of substantially all of the Company’s assets or stock or a merger transaction, any of which resulting in compensation to the Company’s stockholders aggregating in excess of $50 million for such transaction.

Lease agreement
In July 2011, the Company entered into a three-year lease for office space which commences May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year plus common area costs. In conjunction with this agreement, the Company paid $5,700 as a security deposit and an additional $11,288 for leasehold improvements. The future minimum lease payments through April 30, 2015 are as follows:

Year ending December 31, 2011	$-
2012	30,400
2013	45,600
2014	45,600
2015	15,200
$136,800

Legal Contingencies
We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.  As of December 31, 2011 the Company had no such proceedings or claims.

9.	INCOME TAXES

We are subject to taxation in the U.S. and the Commonwealth of Massachusetts. At December 31, 2011 and December 31, 2010, FPI had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $5,130,000 and $3,820,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $9,700,000. As management of FPI cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $5,130,000 and $3,820,000 has been established at December 31, 2011 and December 31, 2010, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010
Gross deferred tax assets:
Net operating loss carry-forwards	$3,503,965	$2,857,901
Stock based expenses	1,396,526	736,508
Tax credit carry-forwards	222,134	222,134
All others	13,139	13,139
	5,135,764	3,829,132
Gross deferred tax liabilities:
Deferred tax asset valuation allowance	(5,135,764)	(3,829,132)
Net deferred tax asset (liability)	$-	$-

At December 31, 2011, the Company has net operating loss carry-forwards for income tax purposes of approximately $9,700,000, which expire in the years 2023 through 2031. This reflects permanent differences and estimated temporary differences between book and tax losses. The net change in the allowance account from December 31, 2010 to December 31, 2011 was an increase of approximately $1,300,000 for the year ended December 31, 2011.

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

The accounting for the tax benefits of acquired deductible temporary differences and net operating loss carry-forwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisition, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisition.  Any remaining benefits would be recognized as a reduction of income tax expense in future periods.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2011, the Company had taken no tax positions that would require disclosure under ASC 740.

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

10.	CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 1.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2011 and December 31, 2010, 1,807,229 and 0 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At December 31, 2011 and December 31, 2010, the Company had issued and outstanding 22,310,894 and 12,705,038, respectively, shares of its common stock.

11.  STOCK PURCHASE WARRANTS

Common Stock Warrants

All issuances of common stock warrants during the year ending December 31, 2010 were related to certain short-term convertible notes payable.

The following is a summary of all common stock warrant activity during December 31, 2010 through December 31, 2011:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable at December 31, 2009	591,417	$0.95 - $2.00	$0.98
Warrants Granted	46,800	$1.33	$1.33

Warrants issued and exercisable at December 31, 2010	638,217	$0.95- $2.00	$1.11
Warrants Granted	4,238,764	$0.83 - $1.33	$1.23
Warrants Expired	(41,250)	$2.00	$2.00

Warrants issued and exercisable at December 31, 2011	4,843,531	$0.95 - $2.00	$1.21

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2010:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.95	86,250	2.19	$0.95
$1.00	426,417	8.13	$1.00
$1.33	46,800	4.64	$1.33
$2.00	78,750	1.04	$2.00
	638,217	6.19	$1.11

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2011:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.83	861,028	0.33	$0.83
$0.95	86,250	0.23	$0.95
$1.00	426,417	0.13	$1.00
$1.33	3,432,336	2.19	$1.33
$2.00	37,500	0.02	$2.00
	4,843,531	3.21	$1.21

The Company used the Black-Scholes option price calculation to value the warrants granted in 2011 and 2010 using the following assumptions: risk-free rate of 3.90% and 2.43%, respectively, volatility ranging from 70% to 117%, to a range of 75% to 152%, respectively; actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

12.	COMMON STOCK OPTIONS

On February 11, 2011, the Company adopted its 2011 Equity Incentive Plan (“the Plan”) under which 6,475,750 shares of common stock were reserved for issuance under options or other equity interests as set forth in the Plan. Under the Plan, options are available for issuance to employees, officers, directors, consultants and advisors. The Plan provides that the Board of Directors will determine the exercise price and vesting terms of each option on the date of grant. Options granted under the Plan generally expire ten years from the date of grant.

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

The following is a summary of all common stock option activity during the two years ended December 31, 2011:

	Shares Under Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	2,983,000	$0.61
Options granted	460,000	0.75
Options forfeited	-	-
Options exercised	-	-
Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	666,584	$0.57
Options forfeited	-
Options exercised	(1,115,000)	$0. 55
Outstanding at December 31, 2011	4,167,584	$0.62

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2010	3,101,000	$0.57
Exercisable at December 31, 2011	2,876,714	$0.58

The weighted average fair value of options granted during the year ended December 31, 2011 was $1.12.

The following represents additional information related to common stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	315,000	0.05	$0.13	315,000	$0.13
$0.17	885,000	6.60	$0.17	705,000	$0.17
$0.50	1,680,000	2.80	$0.50	600,000	$0.50
$0.67	318,000	1.00	$0.67	318,000	$0.67
$0.95	573,000	4.87	$0.95	573,000	$0.95
$1.05	30,870	0.59	$1.05	-	$1.05
$1.17	165,000	6.55	$1.17	165,000	$1.17
$1.33	165,000	6.84	$1.33	165,000	$1.33
$1.40	35,714	0.59	$1.40	35,714	$1.40
	4,167,584	5.70	$0.62	2,876,714	$0.58

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 4.41 and 5.70 years, respectively.  The aggregate intrinsic value of all of the Company’s options is approximately $700,000.

During the year ended December 31, 2011, 737,500 shares were exercised pursuant to the Merger in exchange for shares of common stock of FPM.

A summary of the status of the Company’s non-vested stock options as of December 31, 2011 and changes is presented below:

Non-vested Stock Options	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	1,575,000	$0.76
Options granted	690,000	0.50
Options vested	(525,000)	0.17
Options forfeited	-	-
Non-vested at December 31, 2010	1,740,000	$1.15
Options granted	666,584	0.75
Options vested	(1,115,714)	0.47
Options forfeited	-	-
Non-vested at December 31, 2011	1,290,870	$0.47

As of December 31, 2011, there was approximately $1,179,244 of unrecognized compensation cost related to non-vested options. Weighted average period of non-vested stock options was 8.46 years as of December 31, 2011.

The Company used the Black-Scholes option price calculation to value the options granted in 2011 in connection with the merger transaction, using the following assumptions: risk-free rate of 3.90%; volatility range of 72% to 117%; average term of five (5) years and exercise price of options granted. See Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

13.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2011, identifying those that are required to be disclosed as follows:

On January 18, 2012, the Company settled $66,500 of outstanding accounts payable for $20,000.  The balance of $46,500 was recorded as a gain from settlement of accounts payable.

On February 23, 2012, the Company issued 117,001 shares of common stock in settlement of the $97,110 preferred stock dividends accrued through December 31, 2011.

On March 1, 2012, the Company announced that it has recruited SGS Life Science Services as the CRO for their Phase II study of CardioPET to assess myocardial perfusion and fatty acid uptake in coronary artery disease (CAD) patients. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Two trial sites are planned in Belgium and results are expected in the second half of 2012.