Form 10-Q
period 2012-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2012-05-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

(973) 744-1565
(Registrant’s telephone number, including area code)

500 Boylston Street, Suite 1600, Boston, MA 02116
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

As of May 14, 2012, there were 22,440,894 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical Inc.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,386,638	$3,265,141
Prepaid expenses & other	32,163	50,291
Total Current Assets	2,418,801	3,315,432

Property and equipment, net	195,016	169,808
Intangible assets, net	59,678	61,155

Total Assets	$2,673,495	$3,546,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$103,550	$341,172
Accrued expenses	6,458	39,232
Total Current Liabilities	110,008	380,404

Commitments & Contingencies	-	-

Stockholders’ Equity:
Preferred stock Series A; $0.001 par value, 3,500,000 authorized
1,972,800 and 1,924,230 shares issued and outstanding, respectively	1,973	1,924
Common stock - Class A - $0.001 par value, 200,000,000
authorized, 22,440,894 and 22,310,894 shares issued and
outstanding, respectively	22,442	22,312
Additional paid-in capital	16,266,141	16,015,484
Deficit accumulated in the development stage	(13,727,069)	(12,873,729)
Total Stockholders’ Equity	2,563,487	3,165,991

Total Liabilities and Stockholders’ Equity	$2,673,495	$3,546,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		June 13, 2003 (inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)

Operating Expenses:
General and administrative	$278,047	$17,033	$5,258,804
Professional fees	356,321	158,763	3,494,765
Research and development	295,295	-	4,939,071
Sales	-	269	1,292
Amortization	1,477	3,911	101,932
Depreciation	6,074	6,005	137,158
Total Operating Expenses	937,214	185,981	13,933,022

Loss from Operations	(937,214)	(185,981)	(13,933,022)

Other Income (Expense):
Interest income	187	-	4,514
Gain on debt reconstruction	-	-	1,358,127
Loss on disposition of fixed assets	-	-	(71,550)
Gain on settlement of Accounts Payable	124,000	-	248,889
Interest expense	-	(25,176)	(316,326)
Total Other Income (Expense), net	124,187	(25,176)	1,223,654

Loss Before Provision for Income Taxes	(813,027)	(211,157)	(12,709,368)

Provision for Income Taxes	-	-	-

Net Loss	$(813,027)	$(211,157)	$(12,709,368)

Preferred Stock Dividend	(40,313)	-	(1,017,701)

Net Loss Attributable to Common Stockholders	$(853,340)	$(211,157)	$(13,727,069)

Net loss per common share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted Average Shares Used in
per Share Calculation:
Basic	22,336,894	12,705,038
Diluted	22,336,894	12,705,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,		June 13, 2003 (inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(813,027)	$(211,157)	$(12,709,368)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	7,551	9,916	239,090
Issuance of common stock for consulting	-	-	23,488
Expenses related to employee stock options	100,023	4,833	2,404,202
Amortization of debt discount		7,328	19,292
Non-cash fair value of stock options issued to
non-employees for consulting	110,500	-	1,658,260
Loss on fixed asset dispositions	-	-	71,550
Gain on debt settlement	(124,000)	-	(1,607,016)
Loss on early extinguishment of debt	-	-	61,419
(Increase) decrease in:
Accounts receivable	-		50,000
Prepaid expenses	18,128	7,552	(32,163)
Increase (decrease) in:
Accounts payable	(113,622)	74,771	592,497
Accrued expenses	(32,774)	(63,935)	502,240
Net Cash Used by Operating Activities	(847,221)	(170,692)	(8,726,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(2,500)	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(31,282)	-	(403,326)
Net Cash Used by Investing Activities	(31,282)	(2,500)	(564,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	-	195,000	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock - Class A, net	-	-	6,447,400
Proceeds from sale of common stock - Class B	-	-	622,948
Proceeds from sale of preferred stock, net	-	-	1,920,000
Net Cash Provided by Financing Activities	-	195,000	11,678,013

Net Increase (Decrease) in Cash and Cash Equivalents	(878,503)	21,808	2,386,638
Cash and Cash Equivalents, Beginning of Period	3,265,141	11,413	-
Cash and Cash Equivalents, End of Period	$2,386,638	33,221	$2,386,638

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	-	$-
Income tax paid	$-	-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	-	$288
Notes payable – stockholder – settled in common stock	$-	-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Preferred Stock Dividend	$(40,313)	$-	$(1,017,701)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$-	$-	$172,889
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock	Common Stock					Total
	Number of shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Issuance of common stock	-	$-	2,696,250	$2,697	$(899)	$-	$1,798
Issuance of preferred stock	206,250	206	-	-	274,793	-	274,999
Net loss	-	-	-	-	-	(333,146)	(333,146)
BALANCE, December 31, 2004	206,250	206	2,696,250	2,697	273,894	(333,146)	(56,349)

Issuance of preferred stock for
contract termination	37,500	38	-	-	49,963	-	50,001
Issuance of preferred stock	187,500	188	-	-	249,813	-	250,001
Issuance of stock options to non-employees	-	-	-	-	158,803	-	158,803
Net loss	-	-	-	-	-	(687,576)	(687,576)
BALANCE, December 31, 2005	431,250	432	2,696,250	2,697	732,472	(1,020,722)	(285,121)

Issuance of common stock for consulting	-	-	24,638	24	23,464	-	23,488
Conversion of preferred stock
to common stock	(431,250)	(432)	431,250	432	-	-	-
Issuance of common stock to
induce conversion of preferred stock	-	-	34,358	35	(35)	-	-
Issuance of common stock to investor	-	-	1,644,255	1,643	1,564,381	-	1,566,023
Issuance of common stock to employees	-	-	-	-	28,806	-	28,806
Issuance of common stock to non-employees	-	-	-	-	511,888	-	511,888
Net loss	-	-	-	-	-	(1,999,214)	(1,999,214)
BALANCE, December 31, 2006	-	-	4,830,750	4,830	2,860,976	(3,019,936)	(154,130)

Issuance of common stock	-	-	940,587	942	1,249,058	-	1,250,000
Issuance of stock options to employees	-	-	-	-	19,239	-	19,239
Issuance of stock options to non-employees	-	-	-	-	429,391	-	429,391
Net loss	-	-	-	-	-	(2,354,043)	(2,354,043)
BALANCE, December 31, 2007	-	-	5,771,337	5,772	4,558,664	(5,373,979)	(809,543)

Issuance of stock options to employees	-	-	-	-	274,299	-	274,299
Issuance of stock options to non-employees	-	-	-	-	216,779	-	216,779
Net loss	-	-	-	-	-	(2,272,144)	(2,272,144)
BALANCE, December 31, 2008	-	-	5,771,337	5,772	5,049,742	(7,646,123)	(2,590,609)

Issuance of common stock	-	-	4,037,682	4,038	668,909	-	672,947
Issurance of stock options to employees	-	-	-	-	157,933	-	157,933
Non-cash fair value of stock
options to non-employees	-	-	-	-	54,064	-	54,064
Fair value of stockholder debt,
payables, and advances settled in common stock	-	-	2,331,458	2,331	386,246		388,577
Fair value of common stock issued
to settle accounts payable	-	-	564,561	564	103,308	-	103,872
Fair value of common stock options issued
to settle accounts payable
and accrued expenses	-	-	-	-	18,364	-	18,364
Net income	-	-	-	-	-	132,005	132,005
BALANCE, December 31, 2009	-	-	12,705,038	12,705	6,438,566	(7,514,118)	(1,062,847)

Issuance of Common Stock Options to Employees	-	-	-	-	86,985		86,985
Fair Value of Warrants Issued with Convertible Notes Payable					11,818		11,818

Net loss	-	-			-	(954,118)	(954,118)
BALANCE, December 31, 2010	-	-	12,705,038	12,705	6,537,369	(8,468,236)	(1,918,162)

Share Based Compensation	-	-	-	-	1,736,917	-	1,736,917
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	7,474	-	7,474
Common stock issued in cashless exercise of stock options	-	-	836,250	837	(837)	-	-
Common stock issued on
conversion of notes payable and accrued interest	-	-	1,299,957	1,300	836,299	-	837,599
Common stock issued for
consideration of extension of notes payable	-	-	45,000	45	37,455		37,500
Common stock issued for
deferred compensation			442,892	443	367,157	-	367,600
Preferred and Common stock
issued for cash, net of offering costs of $591,877	1,807,229	1,807	5,481,757	5,482	5,517,290	-	5,524,579
Shares issued upon recapitalization	-	-	1,500,000	1,500	(1,500)	-	-
Recapitalization effect of net assets	-	-	-	-	589		589
Preferred Stock Dividends					880,278	(880,278)	-
Preferred Stock Dividend Accrued	117,001	117			96,993	(97,110)	-
Net loss	-	-	-	-	-	(3,428,105)	(3,428,105)
BALANCE, December 31, 2011	1,924,230	1,924	22,310,894	22,312	16,015,484	(12,873,729)	3,165,991

Share Based Compensation	-	-	-	-	100,023	-	100,023
Preferred Stock Dividend Accrued	48,570	49			40,264	(40,313)	-
Fair value of common stock issued for consulting services			130,000	130	110,370	-	110,500
Net loss	-	-	-	-	-	(813,027)	(813,027)
BALANCE, March 31, 2012	1,972,800	$1,973	22,440,894	$22,442	$16,266,141	$(13,727,069)	$2,563,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and subsidiaries (“FPM”, "FluoroPharma" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2011, as included in the Company's Form 10-K filed with the SEC on March 16, 2012.

As of March 31, 2012, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

On May 16, 2011, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with FluoroPharma, Inc., a Delaware corporation ("FPI"), and FPI Merger Corporation, a newly formed, wholly owned Delaware subsidiary of FPM ("MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the "Merger"), on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2012 and December 31, 2011 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.

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

Management has determined that no impairments were required as of March 31, 2012 or December 31, 2011.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at March 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the periods ended March 31, 2012 and December 31, 2011.   See Note 8 - Income Taxes.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the three months ending March 31, 2012 and March 31, 2011 of $100,022 and $4,833, respectively, and $2,404,202 for the period from June 13, 2003 (inception) to March 31, 2012.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2012	2011

Risk-free interest rate	2.74%	2.69% - 3.90%
Expected volatility	69%	72.06% - 117%
Dividend yield	none	none

Earnings per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for the three months ending March 31, 2012 and 2011, respectively, as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of March 31, 2012, the Company had outstanding options exercisable for 3,749,047 shares of its common stock and warrants exercisable for 4,813,531 shares of its common stock.  As of March 31, 2011, the Company had outstanding options exercisable for 3,312,000 shares of its common stock and warrants exercisable for 661,617 shares of its common stock, and notes payable and accrued interest convertible into 1,213,307 shares of common stock.

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

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $13,727,069 as of March 31, 2012.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

The Company continues to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of its products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

The Company’s current cash reserves of approximately $2.4 million as of the date of this report, should provide the Company with sufficient cash to fund its operations into 2013.  This projection is based on the budgeted monthly operating expenses including projected costs for clinical trials.  There can be no assurances, however, that the Company will be able to continue to raise additional capital as may be needed and meet its projections for operating expenses.  If the Company is unable to raise additional capital as may be needed and meet its projections for operating expenses, it could have a material adverse effect on its liquidity.

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

 ●              In connection with the Merger, the Company’s former majority stockholder agreed to return to treasury for cancellation 9,500,000 shares of the Company’s common stock (the “Stock Cancellation”), resulting in 1,500,000 shares of common stock held by persons who were stockholders of ours prior to the Merger remaining outstanding.

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

The Company did not have any outstanding options or warrants to purchase shares of capital stock immediately prior to the closing of the Merger. Upon closing of the Merger, the Company issued 2,611,375 shares of common stock and 1,807,229 shares of Series A Preferred Stock in the Private Placement and warrants to purchase 1,817,593 shares of common stock to placement agents in connection with the Private Placement. Prior to the Merger, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved 6,475,750 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon closing of the Merger, we issued options to purchase an aggregate of 4,423,500 shares of our common stock with strike prices ranging from $0.13 to $1.33 per share to certain of our post-Merger officers, directors, employees, consultants and others.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Merger date:

Cash and cash equivalents	$69
Other assets	1,005
Total identifiable assets	$1,074

Accounts payable	$485
Total identifiable liabilities	$485

Net identifiable assets	$589

FPM had a $27,461 note payable which was forgiven prior to the Merger.

3.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of March 31, 2012 and December 31, 2011 consist of:

	March 31, 2012	December 31, 2011
Prepaid expenses:
Prepaid insurance	$14,910	$37,274
Other	17,253	13,017
Prepaid expenses	$32,163	$50,291

Property and equipment:
Computers and office equipment	$47,820	$30,421
Machinery and equipment	254,827	254,827
Leasehold improvements	25,171	11,288
Less: accumulated depreciation	(131,802)	(126,727)
Property and equipment, net	$195,016	$169,808

Accrued expenses:
Professional fees	$1,458	$25,702
Other	5,000	13,530

Accrued expenses	$6,458	$39,232

4.             INTANGIBLE ASSETS

Intangible assets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Technology license	$117,112	$117,112
Less: accumulated amortization	(70,328)	(55,957)
Intangibles, net	$59,678	$61,155

Future amortization will approximate $6,000 for each of the next five years.

See Note 7 for commitments and contingencies associated with the Company’s technology licenses.

5.             SHORT-TERM CONVERTIBLE NOTES PAYABLE

The Company issued three short-term convertible promissory notes in January 2011, and two short-term convertible promissory notes in February 2011 for total consideration of $195,000.  The notes bear interest at 8%, were convertible into shares of common stock at $0.83 per share (234,000 shares) and the note holders were granted warrants to purchase 23,400 shares of common stock at $0.50 per share, exercisable for 5 years.  All notes were due March 31, 2011, but were subsequently extended until September 30, 2011. The notes and accrued interest of $3,765 were converted into 263,424 shares of the Company’s common stock in connection with the Private Placement on May 16, 2011. (see Note 6).

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

6.             2011 PRIVATE PLACEMENT

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

In connection with the issuance of the Serics A Preferred Stock, the Company is required to pay a 10% cumulative preferred stock dividend, regardless of whether declared, on each June 30 and December 31.  For the year ended December 31, 2011, the Company had accrued $97,110, in relation to the preferred stock dividend, and increased the stated value of the Preferred Stock by 117,001, the number of shares issuable in connection with this preferred stock dividend.  These shares were issued in January 2012.  For the three months ended March 31, 2012, the Company has accrued $40,313, in relation to the preferred stock dividend, and increased the stated value of the Preferred Stock by 48,570, the number of shares issuable in connection with this preferred stock dividend.

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

7.             COMMITMENTS AND CONTINGENCIES

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

Executive Employment Contract
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

Lease agreement
In July 2011, the Company entered into a three-year lease for office space which commences May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year plus common area costs. In conjunction with this agreement, the Company paid $5,700 as a security deposit and an additional $25,171 for leasehold improvements. The future minimum lease payments through April 30, 2015 are as follows:

Year ending December 31, 2012	$30,400
2013	45,600
2014	45,600
2015	15,200
$136,800

Legal Contingencies
We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.  As of March 31, 2012 the Company had no such proceedings or claims.

8.             INCOME TAXES

We are subject to taxation in the U.S. and the Commonwealth of Massachusetts. At March 31, 2012 and December 31, 2011, FPI had gross deferred tax assets calculated at an expected blended rate of 38% of approximately $5,444,000 and $5,130,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes of approximately $10,4,000. As management of FPI cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $5,444,000 and $5,130,000 has been established at March 31, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Gross deferred tax assets:
Net operating loss carry-forwards	$3,771,000	$3,503,965
Stock based expenses	1,438,000	1,396,526
Tax credit carry-forwards	222,134	222,134
All others	13,139	13,139
	5,444,273	5,135,764
Gross deferred tax liabilities:
Deferred tax asset valuation allowance	(5,444,273)	(5,135,764)
Net deferred tax asset (liability)	$-	$-

At March 31, 2012, the Company has net operating loss carry-forwards for income tax purposes of approximately $10,400,000, which expire in the years 2023 through 2031. This reflects permanent differences and estimated temporary differences between book and tax losses. The net change in the allowance account from December 31, 2011 to March 31, 2012 was an increase of approximately $308,000 for the period ended March 31, 2012.

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2012, the Company had taken no tax positions that would require disclosure under ASC 740.

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

9.            CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 1.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At March 31, 2012 and December 31, 2011, 1,972,800 and 1,924,230 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At March 31, 2012 and December 31, 2011, the Company had issued and outstanding 22,440,894 and 22,310,894, respectively, shares of its common stock.

In March 2012 the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.

10.  STOCK PURCHASE WARRANTS

Common Stock Warrants

All issuances of common stock warrants during the year ending December 31, 2010 were related to certain short-term convertible notes payable.

The following is a summary of all common stock warrant activity through March 31, 2012:

	Number of Shares	Exercise Price	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable at December 31, 2010	638,217	$0.95- $2.00	$1.11
Warrants Granted	4,238,764	$0.83 - $1.33	$1.23
Warrants Expired	(41,250)	$2.00	$2.00

Warrants issued and exercisable at December 31, 2011	4,843,531	$0.95 - $2.00	$1.21
Warrants Granted	-	-	-
Warrants Expired	(30,000)	$2.00	$2.00
Warrants issued and exercisable at March 31, 2012	4,813,531	$0.95 - $2.00	$1.21

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2012:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.83	861,028	4.22	$0.83
$0.95	86,250	0.94	$0.95
$1.00	426,417	2.10	$1.00
$1.33	3,432,336	4.24	$1.33
$2.00	7,500	0.12	$2.00
	4,813,531	3.98	$1.21

The Company used the Black-Scholes option price calculation to value the warrants granted in 2011 using the following assumptions: risk-free rate of 3.90%, volatility ranging from 70% to 117%, and actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

11.             COMMON STOCK OPTIONS

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

Additionally, in May 2011, the Company issued 450,000 shares of common stock, to a director of the Company, as a cashless exercise of 900,000 Stock Options.  Immediately following the Merger, FPM issued 161,250 shares of common stock,  to another director of the Company, in the cashless exercise of 215,000 (pre-merger FluoroPharma, Inc. options) options issued to a director of the Company.

The following is a summary of all common stock option activity during the period ended March 31, 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	666,584	$0.57
Options forfeited	-
Options exercised	(1,115,000)	$0. 55
Outstanding at December 31, 2011	4,167,584	$0.62
Options granted	91,463	$0.82
Options forfeited	(510,000)	$0.14
Options exercised	-	-
Outstanding at March 31, 2012	3,749,047	$0.62

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2011	2,876,714	$0.58
Exercisable at March 31, 2012	2,638,177	$0.65

The weighted average fair value of options granted during the quarter ended March 31, 2012 was $0.48.

The following represents additional information related to common stock options outstanding and exercisable at March 31, 2012:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	15,000	3.17	$0.13	15,000	$0.13
$0.17	675,000	7.36	$0.17	675,000	$0.17
$0.50	1,680,000	7.29	$0.50	600,000	$0.50
$0.67	318,000	0.75	$0.67	318,000	$0.67
$0.82	91,463	9.89	$0.82	91,463	$0.82
$0.95	573,000	4.82	$0.95	573,000	$0.95
$1.05	30,870	9.69	$1.05	-	$1.05
$1.17	165,000	5.81	$1.17	165,000	$1.17
$1.33	165,000	6.67	$1.33	165,000	$1.33
$1.40	35,714	9.19	$1.40	35,714	$1.40
	3,749,047	6.36	$0.59	2,638,177	$0.65

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 5.28 and 6.36 years, respectively.  The aggregate intrinsic value of all of the Company’s options is approximately $782,000.

As of March 31, 2012, there was approximately $910,000 of unrecognized compensation cost related to non-vested options. Weighted average period of non-vested stock options was 8.39 years as of March 31, 2012.

The Company used the Black-Scholes option price calculation to value the options granted in 2012, using the following assumptions: risk-free rate of 2.74%; volatility range of 69%; average term of five (5) years and exercise price of options granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”  Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.

12.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2012, identifying those that are required to be disclosed as follows:

On April 9, 2012, the Board of Directors of FluoroPharma Medical, Inc. (the “Company”) decided to eliminate Dr. Elmaleh’s status with the Company as an executive officer, but intends to retain his services as a consultant to the Company.  Dr. Elmaleh will also continue to serve as a director of the Company and as Chairman of the Board.

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

Recent Development

On March 1, 2012, the Company entered into a Letter of Intent (“LOI”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study. The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to myocardial perfusion imaging and angiography as a truth standard of background disease. The services to be provided under the LOI include start-up activities for the set-up of the trial, clinical regulatory affairs and review of IMPD, commencing on March 1, 2012 through June 1, 2012. The LOI contemplates the entry into a definitive contract and provides for the payment of an aggregate compensation of $290,272 to SGS, $174,163 of which was paid upon execution of the LOI and the balance to be paid within 30 days of the receipt of an invoice. All fees paid by the Company for the start-up services will be credited to fees provided for in the definitive contract. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  The LOI and a definitive agreement ensure that a Phase II trial can begin upon production validation.

Our Product Candidates

 BFPET

BFPET ([18F]-labeled cationic lipophilic tetraphosphonium) is a novel blood flow imaging agent being developed by FluoroPharma for use in conjunction with stress-testing for the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) tissue within the myocardium in patients with suspected or proven chronic coronary artery disease (CAD).  BFPET has been designed to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential—the two most important physiological indicators of adequate blood supply to the heart. BFPET has been designed to effectively differentiate among those cells of the myocardium that are ischemic, infarcted and those that are healthy. Because ischemic and infarcted cells take up significantly less BFPET than normal healthy myocardial cells, the signal emitted by BFPET is inversely proportional to the extent of myocardial injury.  Therefore, as a result of BFPET’s use, we believe ischemic heart tissue can be more reliably detected using BFPET. We anticipate that BFPET will primarily be used in conjunction with stress-testing for patients with known or suspected chronic CAD. If approved, BFPET will represent the first molecular imaging blood flow agent commercialized for use in the cardiovascular segment of the PET imaging market.

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

Management has determined that no impairments were required during the three months ended March 31, 2012 or for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenue

There were no operating revenues for the three months ended March 31, 2012 and 2011.

Research and Development Expenses

Research and development expenses were $295,295 and $0 for the three months ended March 31, 2012 and 2011, respectively. The increase was primarily due to increases in clinical trial expenses in the three month period ended March 31, 2012.  We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $278,047 and $17,033 for the three months ended March 31, 2012 and 2011, respectively.  The increase was due to increased payroll, and legal and accounting fees in connection with cash received from our equity financings in 2011. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

Other income, net was $124,187 for the three months ended March 31, 2012.  Other expenses, net was $25,176 for the three months ended March 31, 2011.  The decrease in interest expense is mainly due to the change in notes payable issued for the purposes of bridge financing.  We do not expect interest expense to increase unless the Company is unable to raise additional capital through an equity financing or a partnering arrangement.   These amounts are offset by a $124,000 gain on settlement of accounts payable for the year ended December 31, 2011.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $13,727,069 as of March 31, 2012..  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2011, we raised approximately $7,100,000 through a private placement of our common stock and warrants.

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

Net cash used in operating activities for the three months ended March 31, 2012 was $847,221, which primarily reflected our net loss of $813,027, changes in working capital and a gain on settlement of accounts payable of $124,000.

Net cash used by investing activities was approximately $31,283 for the three months ended March 31, 2012, which primarily reflected a purchase of office furniture and leasehold improvements.

There were no financing activities in the three months ended March 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2012, the Company issued 130,000 shares of Common Stock in connection with a consulting agreement.

The above offering and sale was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the SecuritiesAct, No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our SEC filings.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

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

Date: May 15, 2012
/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer