Form 10-Q
period 2012-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2012-07-27
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2012
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of July 26, 2012, there were 22,440,894 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical Inc.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,690,521	$3,265,141
Prepaid expenses & other	106,859	50,291
Total Current Assets	1,797,380	3,315,432

Property and equipment, net	193,332	169,808
Intangible assets, net	58,201	61,155

Total Assets	$2,048,913	$3,546,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$229,051	$341,172
Accrued expenses	3,108	39,232
Total Current Liabilities	232,159	380,404

Commitments & Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock Series A; $0.001 par value, 3,500,000 designated
2,022,321 and 1,924,230 shares issued and outstanding, respectively	2,022	1,924
Common stock - Class A - $0.001 par value, 200,000,000 authorized,
22,440,894 and 22,310,894 shares issued and outstanding, respectively	22,442	22,312
Additional paid-in capital	16,411,418	16,015,484
Deficit accumulated in the development stage	(14,619,128)	(12,873,729)
Total Stockholders’ Equity	1,816,754	3,165,991

Total Liabilities and Stockholders’ Equity	$2,048,913	$3,546,395

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 13, 2003 (inception) to
	2012	2011	2012	2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses:
General and administrative	$289,837	$1,506,684	$567,884	$1,523,717	$5,548,642
Professional fees	282,468	181,855	638,789	340,618	3,777,233
Research and development	264,976	245,236	560,271	245,236	5,204,048
Sales	-	-	-	269	1,292
Taxes	8,949	-	8,949	-	8,949
Amortization	1,477	3,911	2,954	7,822	103,407
Depreciation	3,436	5,678	9,510	11,682	140,594
Total Operating Expenses	851,143	1,943,363	1,788,357	2,129,344	14,784,165

Loss from Operations	(851,143)	(1,943,363)	(1,788,357)	(2,129,344)	(14,784,165)

Other Income (Expense):
Interest income	187	-	374	-	4,701
Gain on debt reconstruction	-	-	-	-	1,358,127
Loss on disposition of fixed assets	-	-	-	-	(71,550)
Gain on settlement of Accounts Payable	-	113,406	124,000	113,406	248,889
Interest expense	-	(105,970)	-	(131,146)	(316,326)
Total Other Income (Expense), net	187	7,436	124,374	(17,740)	1,223,841

Loss Before Provision for Income Taxes	(850,956)	(1,935,927)	(1,663,983)	(2,147,084)	(13,560,324)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(850,956)	$(1,935,927)	$(1,663,983)	$(2,147,084)	$(13,560,324)
					-
Preferred Stock Dividend	(41,103)	-	(81,416)	-	(1,058,804)
					-
Net Loss Attributable to Common Stockholders	$(892,059)	$(1,935,927)	$(1,745,399)	$(2,147,084)	$(14,619,128)

Net loss per common share
Basic	$(0.04)	$(0.12)	$(0.08)	$(0.15)
Diluted	$(0.04)	$(0.12)	$(0.08)	$(0.15)

Weighted Average Shares Used in
per Share Calculation:
Basic	22,440,894	15,727,687	22,389,182	14,261,362
Diluted	22,440,894	15,727,687	22,389,182	14,216,362

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,		June 13, 2003 (inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,663,983)	$(2,147,084)	$(13,560,324)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	12,464	19,504	244,001
Issuance of common stock for consulting	-	-	23,488
Expenses related to employee stock options	158,430	1,566,816	2,462,609
Amortization of debt discount		8,646	19,292
Non-cash fair value of stock options issued to non-employees for consulting	110,500	-	1,480,610
Non-cash fair value of warrants issued to non-employees	45,816	-	45,816
Loss on fixed asset dispositions	-	-	71,550
Gain on debt settlement	(124,000)	-	(1,607,016)
Loss on early extinguishment of debt	-	-	61,419
Expenses paid by issuance of preferred stock/common stock	-	98,649	177,650
(Increase) decrease in:		-	-
Accounts receivable	-	(218,753)	50,000
Prepaid expenses	(56,569)	(66,237)	(106,859)
Increase (decrease) in:		-	-
Accounts payable	11,879	(240,368)	717,998
Accrued expenses	(36,122)	(226,704)	498,892
Net Cash Used by Operating Activities	(1,541,585)	(1,205,531)	(9,420,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(2,500)	(161,609)
Net cash received in acquistition	-	69	69
Cash paid for purchase of property and equipment	(33,035)	-	(405,078)
Net Cash Used by Investing Activities	(33,035)	(2,431)	(566,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	-	195,000	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	-	2,630,929	7,070,348
Proceeds from sale of preferred stock, net	-	1,395,000	1,920,000
Net Cash Provided by Financing Activities	-	4,220,929	11,678,013

Net Increase (Decrease) in Cash and Cash Equivalents	(1,574,620)	3,012,967	1,690,521
Cash and Cash Equivalents, Beginning of Period	3,265,141	11,413	-
Cash and Cash Equivalents, End of Period	$1,690,521	3,024,380	$1,690,521

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-		$-
Income tax paid	$-		$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$835,000	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$41,180	$188,569
Preferred Stock Dividend	$(81,416)	$-	$(1,058,804)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	-	$133,314
Decrease in accounts payable related to settlement	$124,000	$113,406	$296,889
Decrease in accrued expenses related to settlement	$-	-	$3,000
Increase in accounts receivable related to common stock issuance	$-	-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and subsidiary (“FPM”, "FluoroPharma" or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2012 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2011, as included in the Company's Form 10-K filed with the SEC on March 16, 2012.

As of June 30, 2012, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2012 and December 31, 2011 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.

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

Management has determined that no impairments were required as of June 30, 2012 or December 31, 2011.

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

The Company continues to recognize net operating losses. The estimated operating loss for this period is $1,800,000, which results in an increase in the deferred tax asset and associated valuation allowance of approximately $619,000, using the combined state and federal tax rates of approximately 38%.

There are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at June 30, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the periods ended June 30, 2012 and December 31, 2011.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2008.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the six months ending June 30, 2012 and June 30, 2011 of $158,430 and $1,566,816, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2012	2011

Risk-free interest rate	2.42%	3.90%
Expected volatility	77.04%	117%
Dividend yield	none	none

Loss per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and six months ended June 30, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. As of June 30, 2012, the Company had outstanding options exercisable for 3,876,548 shares of its common stock and warrants exercisable for 5,183,531 shares of its common stock.  As of June 30, 2011, the Company had outstanding options exercisable for 4,101,000 shares of its common stock and warrants exercisable for 3,934,780 shares of its common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses since inception of $14,619,128 as of June 30, 2012.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

The Company continues to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of its products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

The Company’s current cash reserves of approximately $1.7 million as of the date of this report, should provide the Company with sufficient cash to fund its operations into 2013.  This projection is based on the budgeted monthly operating expenses including projected costs for clinical trials.  There can be no assurances, however, that the Company will be able to continue to raise additional capital as may be needed and meet its projections for operating expenses.  If the Company is unable to raise additional capital as may be needed and meet its projections for operating expenses, it could have a material adverse effect on its liquidity.

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

FPI, a Delaware corporation, is a molecular imaging company headquartered in Montclair, NJ. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

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

3.  2011 PRIVATE PLACEMENT

During the year ended December 31, 2011, the Company raised aggregate gross proceeds of $$7,093,065 pursuant to a Private Placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 5,481,757 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.  Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation.  Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33.

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

In connection with the issuance of the Series A Preferred Stock, the Company is required to pay a 10% cumulative preferred stock dividend, regardless of whether declared, on each June 30 and December 31.  For the year ended December 31, 2011, the Company had accrued $97,110, in relation to the preferred stock dividend, and increased the stated value of the Preferred Stock by 117,001, the number of shares issuable in connection with this preferred stock dividend.  These shares were issued in January 2012.  For the six months ended June 30, 2012, the Company has accrued $81,416, in relation to the preferred stock dividend, and increased the stated value of the Preferred Stock by 98,091, the number of shares issuable in connection with this preferred stock dividend.

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

4.  COMMITMENTS AND CONTINGENCIES

License Agreements

In the second quarter of 2009, the Company renegotiated three of its cardiac imaging licenses with Massachusetts General Hospital (MGH) into one exclusive technology license. The renegotiated license stipulates the Company meet certain obligations, including, but not limited to, raising an aggregate $2 million in capital by the second quarter of 2010; and meeting certain development milestones relating to clinical trials and filings with the FDA. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization,

FluoroPharma is required to make specified milestone payments and royalties on commercial sales. Effective June 21, 2011, MGH extended the capital raise requirement through the second quarter of 2011, which requirement the Company met with the closing of a private placement offering in May 2011.

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

We are current with all stipulated obligations and milestones under the cardiac imaging license agreement and the agreement remains in full force and effect. We believe that we maintain a good relationship with MGH and will be able to obtain waivers or extension of our obligations under the license agreement, should the need arise. If MGH were to refuse to provide us with a waiver or extension of any our obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on our business as we may be unable to commercialize products without exclusivity and we would lose our competitive edge for portions of our patent portfolio.

All of the Company’s other license agreements stipulate certain annual license fees and development milestone payments in addition to royalty payments upon commercialization.

Letter of Intent

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

Lease Agreement

In July 2011, the Company entered into a three-year lease for office space which commenced May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year. In conjunction with this agreement, the Company paid $5,700 as a security deposit and an additional $25,171 for leasehold improvements. The future minimum lease payments through April 30, 2015 are as follows:

Year ending December 31, 2012	$22,800
2013	45,600
2014	45,600
2015	15,200
$129,200

Legal Contingencies

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business.  It is impossible for us to predict with any certainty the outcome of any disputes that may arise, and we cannot predict whether any liability arising from claims and litigation will be material in relation to our financial position or results of operations.  As of June 30, 2012 the Company had no such proceedings or claims.

5.  CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 2.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At June 30, 2012 and December 31, 2011, 2,022,321 and 1,924,230 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock

The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At June 30, 2012 and December 31, 2011, the Company had issued and outstanding 22,440,894 and 22,310,894 shares of common stock, respectively, were issued and outstanding.

In March 2012 the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.

6.  STOCK PURCHASE WARRANTS

Common Stock Warrants

The following is a summary of all common stock warrant activity through June 30, 2012:

	Number of Shares	Exercise Price	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable at December 31, 2010	638,217	$0.95- $2.00	$1.11
Warrants Granted	4,238,764	$0.83 - $1.33	$1.23
Warrants Expired	(41,250)	$2.00	$2.00

Warrants issued and exercisable at December 31, 2011	4,843,531	$0.95 - $2.00	$1.21
Warrants Granted	377,500	$0.50 - 0.83	0.59
Warrants Expired	(37,500)	$2.00	$2.00
Warrants issued and exercisable at June 30, 2012	5,183,531	$0.50 - $2.00	$1.16

During the quarter ended June 30, 2012, the Company issued an aggregate of 100,000 common stock warrants to non-employees for consulting services.  The fair value of the warrants, determined using a Black-Scholes option model, was approximately $46,000 and is included in professional fees in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012.

In June 2012, the Company exchanged 277,500 common stock options for 277,500 common stock warrants with the same terms resulting in no incremental fair value to be recorded by the Company.

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2012:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	1.80	$0.50
$0.83	961,028	3.56	$0.83
$0.95	86,250	0.69	$0.95
$1.00	426,417	1.85	$1.00
$1.33	3,432,336	3.01	$1.33
	5,183,531	2.81	$1.16

The Company used the Black-Scholes option price calculation to value the warrants granted in 2012 using the following weighted average assumptions: risk-free rate of 2.42%, volatility of 77.04%, and actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

7.  COMMON STOCK OPTIONS

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

Additionally, in May 2011, the Company issued 450,000 shares of common stock to a director of the Company as a cashless exercise of 900,000 Stock Options.  Immediately following the Merger, FPM granted 161,250 shares of restricted stock under the Plan, to another director of the Company, in the cashless exercise of 215,000 (pre-merger FluoroPharma, Inc. options) options issued to a director of the Company.

The following is a summary of all common stock option activity during the period ended June 30, 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	666,584	$0.57
Options forfeited	-
Options exercised	(1,115,000)	$0. 55
Outstanding at December 31, 2011	4,167,584	$0.62
Options granted	316,464	$0.83
Options forfeited	(787,500)	$0.27
Options exercised	-	-
Outstanding at June 30, 2012	3,696,548	$0.63

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2011	2,876,714	$0.58
Exercisable at June 30, 2012	2,515,678	$0.66

The weighted average fair value of options granted during the quarter ended June 30, 2012 was $0.52.

The following represents additional information related to common stock options outstanding and exercisable at June 30, 2012:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	15,000	2.92	$0.13	15,000	$0.13
$0.17	675,000	7.11	$0.17	675,000	$0.17
$0.50	1,402,500	8.07	$0.50	472,500	$0.50
$0.67	318,000	0.50	$0.67	318,000	$0.67
$0.83	316,464	9.89	$0.83	96,464	$0.83
$0.95	573,000	4.57	$0.95	573,000	$0.95
$1.05	30,870	9.44	$1.05	-	$1.05
$1.17	165,000	5.56	$1.17	165,000	$1.17
$1.33	165,000	6.42	$1.33	165,000	$1.33
$1.40	35,714	8.94	$1.40	35,714	$1.40
	3,696,548	6.67	$0.63	2,515,678	$0.66

The weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 5.70 and 6.67 years, respectively.  The aggregate intrinsic value of all of the Company’s options is approximately $252,000.

As of June 30, 2012, there was approximately $969,000 of unrecognized compensation cost related to non-vested options. Weighted average period of non-vested stock options was 8.96 years as of June 30, 2012.

The Company used the Black-Scholes option price calculation to value the options granted in 2012, using the following assumptions: risk-free interest rate of 2.42%, volatility of 77.04%; average term of five (5) years and exercise price of options granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”  Options granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.

8.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2012, identifying those that are required to be disclosed as follows:

On July 1, 2012, the Company issued an aggregate of 60,000 stock options to the independent directors of its Board of Directors at an exercise price per share of $0.83 as compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

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

FluoroPharma Inc. (“FPI”), a Delaware corporation, is a molecular imaging company headquartered in Montclair, NJ. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

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

On April 9, 2012, the Board of Directors of FluoroPharma Medical, Inc. (the “Company”) decided to eliminate Dr. Elmaleh’s status with the Company as an executive officer, but intended to retain his services as a consultant to the Company.
On June 12, 2012, Dr. David Elmaleh resigned his positions as Chairman of the Board and as a director of FluoroPharma Medical, Inc. (the “Company”), effective on the same day.

On June 14, 2012, Johan M. (Thijs) Spoor, the current President and CEO of FluoroPharma Medical, Inc. (the “Company”) was appointed as Chairman of the Board of Directors of the Company.

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

Recent Accounting Pronouncements

Management has evaluated all recently issued or newly applicable pronouncements and determined that they do not expect any material impact on the Company’s financial statements.

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

 Risk-Free Interest Rate. The interest rate used is based on the yield of a U.S. Treasury security at the time of the grant.

Expected Volatility. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Expected Term. For options, the expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. For warrants, the Company uses the actual term of the warrant.

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

Management has determined that no impairments were required during the six months ended June 30, 2012 or for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Revenue

There were no operating revenues for the three and six months ended June 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses were $264,976 and $245,236 for the three months ended June 30, 2012 and 2011, respectively. Research and development expenses were $560,271 and $245,236 for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to increases in clinical trial expenses in the first quarter of 2012.  We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $289,837 and $1,506,684 for the three months ended June 30, 2012 and 2011, respectively.  General and administrative expenses were $567,884 and $1,523,717 for the six months ended June 30, 2012 and 2011, respectively.  The quarter ended June 30, 2011 was unusual due to one-time stock expense charges of $1,351,452 related to the Merger, in addition to increased and legal and accounting fees in connection with cash received from our equity financings in 2011. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

Other income, net was $187 and $7,436 for the three months ended June 30, 2012 and 2011, respectively.  Other income, net was $124,374 for the six months ended June 30, 2012.  Other expense, net was $17,740 for the six months ended June 30, 2011.  The decrease in interest expense is mainly due to the change in notes payable issued for the purposes of bridge financing.  This was offset by a $113,406 gain on settlement of accounts payable for the six months ended June 30, 2011.  We do not expect interest expense to increase unless the Company is unable to raise additional capital through an equity financing or a partnering arrangement.   These amounts are offset by a $124,000 gain on settlement of accounts payable for the six months ended June 30, 2012.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $14,619,128 as of June 30, 2012.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2011, we raised approximately $7,100,000 through a private placement of our common stock and warrants.

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

Net cash used in operating activities for the six months ended June 30, 2012 was $1,541,585, which primarily reflected our net loss of $1,663,983, changes in working capital and a gain on settlement of accounts payable of $124,000.

Net cash used by investing activities was approximately $33,035 for the six months ended June 30, 2012, which primarily reflected a purchase of office furniture and leasehold improvements.

There were no financing activities in the six months ended June 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during this fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2012, the Company issued 130,000 shares of Common Stock in connection with a consulting agreement.

The above offering and sale was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act, No advertising or general solicitation was employed in offering the securities. The offering and sale was made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our SEC filings.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: July 27, 2012	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer