Form 10-Q
period 2012-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2012-11-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2012
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of November 14, 2012, there were 22,510,894 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$776,163	$3,265,141
Prepaid expenses & other	114,064	50,291
Total Current Assets	890,227	3,315,432

Property and equipment, net	180,060	169,808
Intangible assets, net	56,724	61,155

Total Assets	$1,127,011	$3,546,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$79,533	$341,172
Accrued expenses	63,471	39,232
Total Current Liabilities	143,004	380,404

Commitments & Contingencies

Stockholders’ Equity:
Preferred stock Series A; $0.001 par value, 3,500,000 designated 2,022,321 and 1,924,230 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (preference in liquidation of $1,721,247 at September 30, 2012)	2,022	1,924
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 22,510,894 and 22,310,894 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	22,512	22,312
Additional paid-in capital	16,620,318	16,015,484
Deficit accumulated in the development stage	(15,660,845)	(12,873,729)
Total Stockholders’ Equity	984,007	3,165,991

Total Liabilities and Stockholders’ Equity	$1,127,011	$3,546,395

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		June 13, 2003 (inception) to
	2012	2011	2012	2011	Sept. 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses:
General and administrative	$448,438	$270,532	$1,016,322	$1,794,249	$5,997,079
Professional fees	208,290	150,088	847,079	490,706	3,985,523
Research and development	344,871	10,272	905,142	255,508	5,548,919
Sales	-	-	-	269	1,292
Other Taxes	746	-	9,695	-	9,695
Amortization	1,477	3,911	4,431	11,733	104,884
Depreciation	4,512	5,811	14,022	17,493	145,106
Total Operating Expenses	1,008,334	440,614	2,796,691	2,569,958	15,792,498

Loss from Operations	(1,008,334)	(440,614)	(2,796,691)	(2,569,958)	(15,792,498)

Other Income (Expense):
Interest income	196	-	570	-	4,897
Gain on debt restructuring	-	-	-	-	1,358,127
Loss on disposition of fixed assets	-	-	-	-	(71,550)
Gain on settlement of Accounts Payable	9,142	-	133,142	113,406	258,032
Interest expense	-	(1,005)	-	(113,193)	(316,326)
Total Other Income (Expense), net	9,338	(1,005)	133,712	213	1,233,180

Loss Before Provision for Income Taxes	(998,996)	(441,619)	(2,662,979)	(2,569,745)	(14,559,318)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(998,996)	$(441,619)	$(2,662,979)	$(2,569,745)	$(14,559,318)
					-
Preferred Stock Dividend	(42,721)	(38,609)	(124,137)	(898,863)	(1,101,527)
					-
Net Loss Attributable to Common Stockholders	$(1,041,717)	$(480,228)	$(2,787,116)	$(3,468,608)	$(15,660,845)

Net loss per common share
Basic	$(0.05)	$(0.02)	$(0.12)	$(0.21)	$(1.72)
Diluted	$(0.05)	$(0.02)	$(0.12)	$(0.21)	$(1.72)

Weighted Average Shares Used in per Share Calculation:
Basic	22,443,202	20,967,981	22,407,378	16,542,270	9,082,797
Diluted	22,443,202	20,967,981	22,407,378	16,542,270	9,082,797

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		June 13, 2003 (inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)

Net loss	$(2,662,979)	$(2,569,745)	$(14,559,318)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	18,453	20,580	249,990
Issuance of common stock for consulting	110,500	-	133,988
Expenses related to employee stock options	265,354	1,636,187	2,569,533
Amortization of debt discount	-	8,646	19,292
Non-cash fair value of stock options issued to non-employees for consulting	4,642	-	1,374,752
Non-cash fair value of warrants issued to non-employees	73,220	-	73,220
Expenses paid by issuance of preferred stock/ common stock	70,000	127,650	247,650
Loss on fixed asset dispositions	-	-	71,550
Gain on debt and accounts payable settlement	(133,142)	-	(1,616,159)
Loss on early extinguishment of debt	-	-	61,419
(Increase) decrease in:
Accounts receivable	-	-	50,000
Prepaid expenses	(63,773)	(57,770)	(114,064)
Increase (decrease) in:
Accounts payable	(114,336)	(436,361)	591,783
Accrued expenses	(18,482)	(298,431)	516,532
Net Cash Used by Operating Activities	(2,450,543)	(1,569,244)	(10,329,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(2,500)	(161,609)
Net cash received in acquistition	-	69	69
Cash paid for purchase of property and equipment	(38,435)	(9,732)	(410,478)
Net Cash Used by Investing Activities	(38,435)	(12,163)	(572,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	-	195,000	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	-	3,190,929	7,070,348
Proceeds from sale of preferred stock, net	-	1,395,000	1,920,000
Net Cash Provided by Financing Activities	-	4,780,929	11,678,013

Net Increase (Decrease) in Cash and Cash Equivalents	(2,488,978)	3,199,522	776,163
Cash and Cash Equivalents, Beginning of Period	3,265,141	11,413	-
Cash and Cash Equivalents, End of Period	$776,163	$3,210,935	$776,163

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	-	$-
Income tax paid	$-	-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$835,000	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$41,180	$188,569
Preferred stock dividend	$(124,137)	$(898,863)	$(1,101,527)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in debt and accounts payable related to settlement	$133,142	$113,406	$1,616,159
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000

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

As of September 30, 2012, the Company has not generated any revenues from its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

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

The acquisition was accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of FPI.  Under reverse acquisition accounting FluoroPharma, Inc. (the legal subsidiary) will be treated as the accounting parent (acquirer) and FPM (the legal parent) will be treated as the accounting subsidiary (acquiree).  All outstanding shares have been restated to reflect the effect of the recapitalization, which includes a 3-for-2 issuance of FPM shares to FPI shareholders.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2012 and December 31, 2011 consisted of computer and office equipment, machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.

Intangible Assets

The Company’s intangible assets consist of technology licenses and are carried at the cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: technology licenses, five to fifteen years.

Impairments

The Company assesses its long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company records an impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments had occurred as of September 30, 2012 or December 31, 2011.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

The Company groups its assets and liabilities measured at fair value, in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

    Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

    Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period.

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

The Company continues to recognize net operating losses. The estimated net operating loss for the nine months ended September 30, 2012 is $2,700,000, which results in an increase in the deferred tax asset and associated valuation allowance of approximately $1,026,000, using the combined state and federal tax rates of approximately 38%.

There are no unrecognized tax benefits included in the consolidated balance sheets that would, if recognized, affect the effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at September 30, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of operations for the periods ended September 30, 2012 and December 31, 2011.  Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the nine months ending September 30, 2012 and September 30, 2011 of $269,996 and $1,636,187 respectively.

A portion of the 2011 expense was the result of changes to the terms of previously granted options in the Merger (see Note 7). The number of shares increased (3-for-2) and the exercise prices decreased.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2012	2011

Risk-free interest rate	2.26%	3.90%
Expected volatility	78.53%	117%
Dividend yield	none	none
Expected term	5 years	5 years

Loss per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260. Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and nine months ended September 30, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. As of September 30, 2012, the Company had outstanding options exercisable for 4,353,428 shares of its common stock, warrants exercisable for 5,243,531 shares of its common stock and preferred stock convertible into 2,,073,792 shares of common stock.  As of September 30, 2011, the Company had outstanding options exercisable for 4,101,000 shares of its common stock, warrants exercisable for 4,238,395 shares of its common stock and preferred stock convertible into 2,041,231 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Liquidity

The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses since inception of $15,660,845 as of September 30, 2012.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

The Company's current cash reserves of approximately $800,000 as of September 30, 2012, should provide the Company with sufficient cash to fund its operations into 2013.  This projection is based on the budgeted monthly operating expenses including projected costs for clinical trials.  The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets.  However, there can be no assurance that the Company will be able to consummate any fund raising transactions on acceptable terms or at all.  If the Company is unable to raise additional capital as may be needed and meet its projections for operating expenses, it could have a material adverse effect on its operations and liquidity.

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

The Company did not have any outstanding options or warrants to purchase shares of capital stock immediately prior to the closing of the Merger. Upon closing of the Merger, the Company issued 2,611,375 shares of common stock and 1,807,229 shares of Series A Preferred Stock in the Private Placement and warrants to purchase 1,817,593 shares of common stock in connection with the Private Placement. Prior to the Merger, we adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved 6,475,750 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon closing of the Merger, we issued options to purchase an aggregate of 4,423,500 shares of our common stock with strike prices ranging from $0.13 to $1.33 per share to certain of our post-Merger officers, directors, employees, consultants and others.

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

3.  2011 PRIVATE PLACEMENT

During the year ended December 31, 2011, the Company raised aggregate gross proceeds of $7,093,065 pursuant to a Private Placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 5,481,757 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.  Investors who invested in the aggregate a minimum of $1,500,000 received Series A Preferred Stock, which has the rights and preferences set forth in the Certificate of Designation.  Investors who purchased Series A Preferred Stock received a four year warrant to purchase 50% of the shares purchased and the investors who purchased common stock received a four year warrant to purchase 35% of the shares purchased. The warrants are exercisable at an exercise price of $1.33.

Significant terms of the Series A preferred stock, as specified in the Certificate of Designation are as follows:

Conversion
Each share of Series A Preferred Stock may, at the holder’s option, convert into Class A common stock (“voluntary conversion”). The conversion rate is equal to the sum of the state value of the preferred shares plus all accrued and unpaid dividends divided by $0.83, the conversion price.  Subject to the specified provisions, the Series A Preferred Stock will automatically convert into Class A common stock with an $0.83 conversion price on the Mandatory Conversion Date.  As specified in the Certificate of Designation the Mandatory Conversion Date is the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (x) the Corporation shall have consummated, on or prior to such date, a Qualified Financing for aggregate gross proceeds to the Corporation of $7,000,000, (y) the volume weighted average trading price for the Common Stock for each day on thirty (30) consecutive trading days immediately preceding such date, as published by Bloomberg, must be above a price of $1.50 (“VWAP”) and the trading volume over that period must exceed 1,500,000 shares, and (z) as of such date, all shares of Common Stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933 pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 of the Act.  As of September 30, 2012, no mandatory conversion has taken place as all of the conditions required for conversion have not occurred.

Dividends
(a) Cumulative Preferred Dividends.  Each holder of the Series A Preferred Stock shall be entitled to receive cash dividends payable on the Stated Value of the Series A Preferred Stock at a rate of 10% per annum which shall be cumulative, accrue daily from the original issuance date of the Series A Preferred Stock (the “Issuance Date”); provided however, if either (x) the Company shall not have consummated a Qualified Financing with aggregate gross proceeds to the Company of $7,000,000 on or before June 30, 2012, or (y) for any reason, any shares of Common Stock issuable upon conversion of the Series A Preferred Stock are not registered under the Securities Act of 1933 (the “Act”) pursuant to an effective registration statement on or before June 30, 2012 or are not otherwise eligible for sale under Rule 144 of the Act, then, effective July 1, 2012, the rate of dividends on the Series A Preferred Stock shall increase to 12% per annum.  As of June 30, 2012, both of the above conditions have been met by the Company and accordingly, the rate of dividends on the Series A Preferred Stock remains at 10% per annum.

 (b) Payment of Dividends.  The Company shall be required to pay all accrued and unpaid dividends (whether or not declared) in respect of the Series A Preferred Stock semi-annually on each June 30 and December 31 of each calendar year.  All such dividends shall be paid in cash; provided, that, at the option of the Company, the Company may pay any accrued and unpaid dividends on the Series A Preferred Stock in the form of additional shares of Series A Preferred  Stock, with each share of Series A Preferred Stock being valued for this purpose at the Stated Value in effect on the date of payment.

Liquidation preference
In the event of liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series A Preferred Stock shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefor, a preferential amount in cash, per share of Series A Preferred Stock, equal to (and not more than) the sum of the (x) Stated Value, plus (y) all accrued and unpaid dividends thereon.  All preferential amounts to be paid to the holders of Series A Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of  the Company's Junior Stock.  If upon any such distribution the assets of the Company shall be insufficient to pay the holders of the outstanding shares of Series A Preferred Stock the full amounts to which they shall be entitled, such holders shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable thereon were paid in full.

Voting
The holders of the Series A Preferred Stock have the right to one vote for each share of common stock into which such Series A Preferred Stock could then convert.

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

In connection with the issuance of the Series A Preferred Stock, the Company is required to pay a 10% cumulative preferred stock dividend, regardless of whether declared, on each June 30 and December 31.  For the year ended December 31, 2011, the Company accrued $97,110, in relation to the preferred stock dividend, and increased Preferred Stock by 117,001, the number of shares issued in January 2012 in satisfaction of the dividend.  For the nine months ended September 30, 2012, the Company has recorded a preferred stock dividend of $124,137.  As of September 30, 2012, the Company has issued 98,091 shares of Preferred Stock in satisfaction of the dividends accrued through June 30, 2012 totaling $81,416 and has an accrued liability of $42,721 for the dividends accrued during the three months ended September 30, 2012.

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

In the fourth quarter of 2011, the Company further renegotiated the exclusive technology license.  The renegotiated license extends the timelines for the development milestones by two years in exchange for a $20,000 payment. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. In accordance with the terms of the license, the Company is required to pay MGH an annual license maintenance fee of $30,000.  Additionally, upon commercialization, FluoroPharma is required to make specified milestone payments and royalties on commercial sales.

The Company is current with all stipulated obligations and milestones under the cardiac imaging license agreement and the agreement remains in full force and effect. The Company believes that it maintains a good relationship with MGH and will be able to obtain waivers or extension of our obligations under the license agreement, should the need arise. If MGH were to refuse to provide the Company with a waiver or extension of any our obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on the Company as it may be unable to commercialize products without exclusivity and would lose its competitive edge for portions of the patent portfolio.

All of the Company’s other license agreements stipulate certain annual license fees and development milestone payments in addition to royalty payments upon commercialization.

Clinical Research Services Agreement

On September 7, 2012, the Company entered into a Clinical Research Services Agreement  (“Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study. In March 2012 the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for the start up services.  The Agreement provides for the payment of an aggregate compensation of $346,234 to SGS payable subject to a schedule of milestones relating to the progress of the clinical trial. All fees paid by the Company for the start-up services have been credited to fees provided for in the definitive contract. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  The Agreement ensures that a Phase II trial can begin upon production validation.

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

Year ending December 31,
2012	$7,800
2013	45,600
2014	45,600
2015	15,200
$114,200

Legal Contingencies

The Company may occasionally become subject to legal proceedings and claims that arise in the ordinary course of its business.  It is impossible to predict with any certainty the outcome of any disputes that may arise, and the Company cannot predict whether any liability arising from claims and litigation will be material in relation to the Company’s financial position or results of operations.  As of September 30, 2012, the Company had no such proceedings or claims.

5.  CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 2.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At September 30, 2012 and December 31, 2011, 2,022,321 and 1,924,230 shares of Series A preferred stock, respectively, were issued and outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, $0.001 par value, At September 30, 2012 and December 31, 2011, 22,510,894 and 22,310,894 shares of common stock, respectively, were issued and outstanding.

In March 2012, the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.  In September 2012, the Company issued 70,000 shares of common stock to employees, valued at $1.00 per share, for compensation.  The total fair value of these shares, $180,500, is included in operating expenses.

6.  STOCK PURCHASE WARRANTS

Common Stock Warrants

The following is a summary of all common stock warrant activity through September 30, 2012:

	Number of Shares	Exercise Price	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable at December 31, 2010	638,217	$0.95- $2.00	$1.11
Warrants Granted	4,238,764	$0.83 - $1.33	$1.23
Warrants Expired	(41,250)	$2.00	$2.00

Warrants issued and exercisable at December 31, 2011	4,843,531	$0.95 - $2.00	$1.21
Warrants Granted	437,500	$0.50 - 0.83	$0.62
Warrants Expired	(37,500)	$2.00	$2.00
Warrants issued and exercisable at September 30, 2012	5,243,531	$0.50 - $2.00	$1.16

During the nine months ended September 30, 2012, the Company issued an aggregate of 160,000 common stock warrants to non-employees for consulting services.  The fair value of the warrants, determined using a Black-Scholes option pricing model, was approximately $73,000 and is included in professional fees in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2012.

In June 2012, the Company exchanged 277,500 common stock options for 277,500 common stock warrants with the same terms resulting in no incremental fair value to be recorded by the Company.

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2012:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	1.55	$0.50
$0.83	1,021,028	2.29	$0.83
$0.95	86,250	0.44	$0.95
$1.00	426,417	6.60	$1.00
$1.33	3,432,336	2.75	$1.33
	5,243,531	2.99	$1.16

The Company used the Black-Scholes option price calculation to value the warrants granted in 2012 using the following weighted average assumptions: risk-free rate of 2.26%, volatility of 78.53%, and contractual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

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

Additionally, in September 2012, as per his employment agreement, the Company granted to Mr. Spoor options to purchase 600,000 shares of common stock at $0.84 per share (aggregate fair value of $324,535).  The options will vest annually over three years.

The following is a summary of all common stock option activity during the period ended September 30, 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	4,616,000	$0.47
Options granted	666,584	$0.57
Options forfeited	-
Options exercised	(1,115,000)	$0. 55
Outstanding at December 31, 2011	4,167,584	$0.62
Options granted	976,464	$0.84
Options forfeited	(790,620)	$0.27
Options exercised	-	-
Outstanding at September 30, 2012	4,353,428	$0.66

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2011	2,876,714	$0.58
Exercisable at September 30, 2012	2,575,678	$0.66

The weighted average fair value of options granted during the nine months ended September 30, 2012 was $0.53.

The following represents additional information related to common stock options outstanding and exercisable at September 30, 2012:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise Price	Number of	Contract Life	Exercise	Number of	Exercise
Price	Shares	in Years	Price	Shares	Price

$0.13	15,000	2.67	$0.13	15,000	$0.13
$0.17	675,000	6.86	$0.17	675,000	$0.17
$0.50	1,402,500	7.82	$0.50	472,500	$0.50
$0.67	318,000	0.25	$0.67	318,000	$0.67
$0.83	376,464	9.66	$0.83	156,464	$0.83
$0.84	600,000	9.99	$0.84	-	$0.84
$0.95	573,000	4.32	$0.95	573,000	$0.95
$1.05	27,750	9.19	$1.05	-	$1.05
$1.17	165,000	5.31	$1.17	165,000	$1.17
$1.33	165,000	6.16	$1.33	165,000	$1.33
$1.40	35,714	8.69	$1.40	35,714	$1.40
	4,353,428	6.96	$0.66	2,575,678	$0.66

As of September 30, 2012, the weighted average remaining contractual term for fully vested share options (exercisable, above) and options expected to vest (outstanding, above) is 5.22 and 6.96 years, respectively.  The aggregate intrinsic value of all of the Company’s options is approximately $1,568,000 and $970,000 for outstanding and exercisable options, respectively.

As of September 30, 2012, there was approximately $1,285,000 of unrecognized compensation cost related to non-vested options, which will be amortized over the remaining life of approximately 2.74 years as of September 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

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

Recent Development

On September 7, 2012, the Company entered into a Clinical Research Services Agreement  (“Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study. In March 2012 the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for the start up services.  The Agreement provides for the payment of an aggregate compensation of $346,234 to SGS payable subject to a schedule of milestones relating to the progress of the clinical trial. All fees paid by the Company for the start-up services have been credited to fees provided for in the definitive contract. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  The Agreement ensures that a Phase II trial can begin upon production validation.

On April 9, 2012, our Board of Directors decided to eliminate Dr. Elmaleh’s status with the Company as an executive officer, but intended to retain his services as a consultant to the Company.

On June 12, 2012, Dr. David Elmaleh resigned his positions as Chairman of our Board and as a director effective on the same day.

On June 14, 2012, Johan M. (Thijs) Spoor, our President and CEO was appointed as Chairman of the Board of Directors of the Company.

On August 22, 2012, Tamara Rhein was appointed as our Chief Financial Officer.

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

Recent Accounting Pronouncements

Management has evaluated all recently issued or newly applicable pronouncements and determined that it does not expect any material impact on the Company’s financial statements.

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

The Company groups its assets and liabilities measured at fair value, in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

    Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

    Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

The Company recognizes transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period.

Impairments

The Company assesses its long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company records an impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments had occurred as of September 30, 2012 or December 31, 2011.

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

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

There were no operating revenues for the three and nine months ended September 30, 2012 and 2011.

Research and Development Expenses

Research and development expenses were $344,871 and $10,272 for the three months ended September 30, 2012 and 2011, respectively. Research and development expenses were $905,142 and $255,508 for the nine months ended September 30, 2012 and 2011, respectively. The increases were primarily due to increases in clinical trial expenses in 2012.  We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $448,438 and $270,532 for the three months ended September 30, 2012 and 2011, respectively.  General and administrative expenses were $1,016,322 and $1,794,249 for the nine months ended September 30, 2012 and 2011, respectively.  The nine months ended September 30, 2011 was unusual due to one-time stock expense charges of $1,351,452 related to the Merger, partially offset by increased executive compensation and stock compensation in 2012. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Professional Fees

Professional fees were $208,290 and $150,088 for the three months ended September 30, 2012 and 2011, respectively.  Professional fees were $847,079 and $490,706 for the nine months ended September 30, 2012 and 2011, respectively.  Professional fees increased for the three and nine months ended September 30, 2012 primarily due to increased investor relation activity and increased legal expenses.

Interest and Other Income and Expenses, net

Other income (expense), net was $9,339 and $(1,005) for the three months ended September 30, 2012 and 2011, respectively.  Other income, net was $133,713 and $213 for the nine months ended September 30, 2012 and September 30, 2011, respectively.   The increase in other income is due to a $133,142 gain on settlement of accounts payable for the nine months ended September 30, 2012, of which $9,142 was recorded during the three months ended September 30, 2012.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $15,660,845 as of September 30, 2012.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2011, we raised approximately $7,100,000 through a private placement of our common stock and warrants.

We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of our products and bring them to commercial markets.  However, there can be no assurance that we will be successful in our efforts to raise additional capital.

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

Net cash used in operating activities for the nine months ended September 30, 2012 was $2,450,543, which primarily reflected our net loss of $2,662,979, offset by non-cash expenses of $542,169, an increase in working capital of $196,591 and a non-cash gain on the settlement of accounts payable of $133,142.

Net cash used by investing activities was approximately $38,435 for the nine months ended September 30, 2012, which primarily reflected a purchase of office furniture and leasehold improvements.

There were no financing activities in the nine months ended September 30, 2012.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2012, the Company issued 70,000 shares of Common Stock to employees.

The above offering and sale was deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act,

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Employment Agreement effective as of July 30, 2012 between the Company and Johan M. (Thijs) Spoor (Incorporated by reference to current report on Form 8-K filed on August 1, 2012)
10.2	Employment Agreement effective as of August 22, 2012 between the Company and Tamara Rhein ((Incorporated by reference to current report on Form 8-K filed on August 22, 2012)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: November 14, 2012	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer