Form 10-K
period 2012-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2013-03-28
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Hillside Avenue, Suite 207
Montclair, NJ 07042

(973) 744-1565
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
Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2012, was $10,129,936.

As of March 1, 2013, there were 24,330,013 shares of common stock outstanding.

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

Item 1.  Description of Business

Overview

FluoroPharma Medical, Inc. ("we", the "Company", the "Registrant") is a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: CardioPET and BFPET. Additionally we have identified potential candidates that may be useful in the detection and/or treatment of vulnerable plaque.

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

FluoroPharma Inc. (“FPI”), a Delaware corporation, was a molecular imaging company headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

On May 16, 2011, the Company entered into a Merger Agreement by and among the Company, FPI, and MergerCo.  Upon closing of the Merger on May 16, 2011, MergerCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of the Company.

From and after the Merger, our business is conducted through our wholly owned subsidiary FPI. The discussion of our business in this filing is that of our current business which is conducted through FPI.

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

On June 14, 2012, Johan M. (Thijs) Spoor, our President and CEO was appointed as Chairman of the Board of Directors of the Company.

On August 22, 2012, Tamara Rhein was appointed as our Chief Financial Officer.

On August 16, 2012, the Company dismissed MartinelliMick PLLC (“MartinelliMick”) as its independent registered public accounting firm which dismissal was ratified by the Company’s Board of Directors on August 17, 2012.

On August 17, 2012, the Company’s Board of Directors approved the engagement of Wolf & Company, P.C. as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2012.

On September 7, 2012, the Company entered into a Clinical Research Services Agreement  (“ CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study. In March 2012 the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for the start up services.  The CRS Agreement provides for the payment of an aggregate compensation of $346,234 to SGS payable subject to a schedule of milestones relating to the progress of the clinical trial. All fees paid by the Company for the start-up services have been credited to fees provided for in the definitive contract. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  The Agreement ensures that a Phase II trial can begin upon production validation.

On November 19, 2012 the Company entered into a securities purchase agreement with certain accredited investors (“Investors”) for the issuance and sale in a private placement consisting of, in the aggregate, (a) 1,819,119 shares of common stock at a price per share of $0.85, and (b) one-year non-cashless warrants to purchase up to 1,819,119 shares of common stock at an exercise price of $0.90 per share, for aggregate gross proceeds of $1,546,250 (the “Private Placement”).

In connection with the Private Placement, we also entered into a registration rights agreement with the Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants within 30 calendar days of the closing of the Private Placement (the “Closing Date”), and to have the registration statement declared effective within 120 calendar days of the Closing Date or within 150 calendar days of the Closing Date in the event of a full review of the Registration Statement by the SEC.  The registration statement was filed and declared effective by the SEC on December 31, 2011.

Brookline Group, LLC acted as our exclusive placement agent in connection with the Private Placement and received a cash fee of $123,700 and five-year warrants to purchase 181,912 shares of our Common Stock at an exercise price of $0.85 per share. We granted the Placement Agent piggy-back registration rights with respect to the shares underlying the warrants issued to the placement agent.

On January 3, 2013, we announced that Phase II Clinical trials will be conducted at Massachusetts General Hospital for BFPET, our imaging agent under evaluation for measuring cardiovascular blood flow.

Our Product Candidates

BFPET

Our BFPET ([18F]-labeled cationic lipophilic tetraphosphonium) is an imaging agent used in stress-testing for patients with presumptive or proven Cardiac Artery Disease (CAD). BFPET measures the cardiovascular blood flow through the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) myocardium (heart) tissue. Its mechanism of action is to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential (the most important indicators of adequate cardiac blood supply). Since ischemic and infarcted myocardial cells take up significantly less BFPET than normal healthy myocardial cells do, BFPET can distinguish ischemic and infarcted cells from those that are healthy. Therefore, as a result of BFPET’s use, we believe ischemic heart tissue can be more reliably detected using BFPET. We anticipate that BFPET will primarily be used in conjunction with stress-testing for patients with suspected or proven chronic CAD. If approved, BFPET will represent one of the first molecular imaging blood flow agent commercialized for use in the cardiovascular segment of the PET imaging market.

Currently, cardiac perfusion imaging is performed with SPECT tracers such Cardiolite®, Thallium-201 or the PET tracer Rubidium-82. However, SPECT imaging only has approximately 75% diagnostic accuracy with research showing that 10% of patients cleared as “normal” were subsequently found to be “abnormal” using PET imaging. The current PET tracer Rubidium-82 has experienced FDA recall and high cost issues.

BFPET successfully completed the Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing (trial ID# NCT00733460). The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. In January 2013, We announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects.

CardioPET

Our CardioPET (Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid) is a molecular imaging agent to assess myocardial metabolism for patients with Coronary Artery Disease (CAD), especially for patients who are unable to perform exercise cardiac stress-testing. CardioPET allows for the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) myocardium (heart) tissue in patients with presumptive or proven acute and chronic CAD.

In addition, CardioPET could be used for Cardiac Viability Assessment (CVA) for the prediction of improvement prior to and/or following revascularization in patients with acute CAD including myocardial infarction (heart attack). Because CardioPET allows for the identification of damaged but viable heart tissue, is important since revascularization in those patients with substantial viable myocardium results in improved left ventricular function and survival. Importantly, CardioPET, if approved, may have several significant advantages for assessing cardiac viability using PET, and would likely represent the first imaging agent available in the U.S. for use in patients with acute and chronic CAD that cannot undergo stress-testing. CardioPET is designed to provide the metabolic component for CVA. Accordingly, it may be used with either BFPET or other blood flow agents in performing CVA.

CardioPET has completed Phase I trials and is enrolling patients in its Phase II trials to assess its safety and efficacy in CAD subjects.  Phase II clinical trial plan for CardioPET will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase II trial will consist of between 30-100 individuals with known stable chronic CAD who cannot undergo stress-testing for the evaluation of suspected or proven CAD. We could close out a phase IIa trial and switch the remaining enrolled patients into a Phase IIb trial in patients with acute CAD that are undergoing CVA for the prediction of functional improvement either prior to, or following, revascularization. Two trial sites are currently planned in Belgium and results are expected in the second half of 2013.

VasoPET

We are developing VasoPET, Diadenosine-5’5’’’-P1, P4-tetraphosphate (Ap4A) analogs, such as P2, P3-monochloromethylene diadenosine 5’, 5’’’-P1, P4-tetraphosphate (Ap2CHClp2A), as novel molecular imaging agent for the detection of “vulnerable” coronary artery plaque in patients with CAD. VasoPET, if approved, would represent the first PET cardiac product to reliably image inflamed plaque and therefore may differentiate between vulnerable and stable coronary artery plaque.

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

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted molecular imaging pharmaceuticals that improve disease detection, management and overall patient care. We plan to take the following steps to implement our strategy:

●
Seek regulatory approval for BFPET, CardioPET and VasoPET in the United States, and selectively in other countries.   We plan to perform phase II trials in the U.S. and Europe for our lead candidates comparing our agents to current standard of care with the patients as their own controls.  Upon validation of this data we would expect to immediately begin a multi-center phase III trial of our compounds for registration purposes.  If we achieve Food and Drug Administration (“FDA“) approval, we would expect to license our products outside of the United States and may seek regulatory approval outside of the United States to support our licensing capabilities.

●
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

●
Expand the indications for which BFPET, CardioPET and VasoPET may be used . We believe that CardioPET and BFPET may offer significant benefits over the current standard of care in the non-acute setting for the diagnosis of coronary disease. Our plan is to initiate U.S. Phase II clinical trials for these drugs in non-acute settings in order to demonstrate significant improvements over the use of traditional imaging agents.

●
Advance the development of our preclinical product candidates.   We have several early stage development programs that will expand our activity in molecular cardiology, oncology and neurology. These programs focus on novel approaches in target selection and the use of our technology platforms to provide innovative new product candidates.

●
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

Product Development

Management has extensive experience in regulatory and clinical development of molecular imaging products. We intend to take advantage of our extensive clinical research and development experience in the field of molecular imaging agents in an attempt to increase the probability of product approval.  We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), PET diagnostic products may take significantly less time to develop. This shortened clinical development time relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan are rapid, the clinical trials do not generally require long term follow-up for primary endpoints that may take significant periods of time to evaluate. Some PET centers in the U.S. routinely perform 20 to 50 PET scans per day. Accordingly, we believe our clinical trials may enroll quickly and that the evaluable data will be made available to us in similar fashion. When taken together, we believe our experience in the clinical development of molecular imaging agents, familiarity with the regulatory approval process and shorter development times may allow for our first product to emerge onto the commercial markets within 5 years.

BFPET | FluoroPharma intends to advance the BFPET program into phase II of clinical development within the first half of 2013. We expect to have the product manufactured and delivered to a center with PET cardiac expertise such that patients can be readily enrolled for direct comparisons between Rb-82 and/or traditional SPECT agents.

CardioPET |Phase IIa clinical trial plan for CardioPET will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase IIa trial will consist of up to 40 individuals with known stable chronic CAD for the evaluation of suspected or proven CAD. We could close out a phase IIa trial and switch the remaining enrolled patients into a Phase IIb trial in patients with acute CAD that are undergoing CVA for the prediction of functional improvement either prior to, or following, revascularization. Our open-label Phase IIa trial in Belgium for CardioPET has recently begun patient screening and we anticipate interim data from the Phase IIa trial in the first half of 2013.

Table 1: Product Development Timelines

Milestone	BFPET	CardioPET	VasoPET
IND Candidate Selection	Complete	Complete	Complete
GLP Lot Manufactured	Complete	Complete	Complete
GMP / cGMP lot Release	Complete	Complete	12 months
IND Filing	Complete	Complete	12 months
Phase I	Complete	Complete	1 years
Phase II	6 months	6 months	2 years
Phase III	1 year	1 year	3 years
NDA Filing	3 years	3 years	5 years

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

We believe that our market opportunity is a direct function of the number of molecular imaging studies anticipated to be performed per year using PET imaging technologies, and is reflected in the more than 12 million patients in the U.S alone with suspected acute or chronic forms of CAD. Industry sources indicate that the total U.S. market opportunity for molecular imaging agents is approximately $1.3 billion and is projected to grow at approximately 5% annually. The Nuclear Cardiology sub-segment of this market is growing at a significantly faster rate—approximately 20% and is estimated to account for approximately $700 million in revenues annually. We estimate the potential market opportunity five years following the approval of its first product at between $500 million and $700 million annually.

BFPET Market Opportunity | We believe the market for BFPET will be driven by its use in the following areas: 1) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and 2) in combination with a metabolic imaging agent in patients with acute CAD that are undergoing CVA. According to Frost & Sullivan there were 11.2 million cardiovascular related SPECT procedures performed in 2007 with an annual growth rate of 6.2%.  Patients with suspected acute and chronic forms of CAD in the U.S. are evaluated using the combination of blood flow imaging agents (blood flow agents) and stress-testing. Management estimates that approximately 350,000 additional patients undergo CVA in which a blood flow agent, such as BFPET, is used in combination with a metabolic imaging agent such as fluorodeoxyglucose (FDG) or FluoroPharma’s CardioPET (see below). We believe that BFPET may represent one of two agents currently in the regulatory process for commercialization for the PET market. Accordingly, following commercialization, we believe that BFPET may account for an increasing number of PET related cardiovascular procedures involving stress-testing. Our preliminary estimates for BFPET are based upon the assumption that in 2016 the PET share of the cardiac imaging market will be 30% and that BFPET’s penetration into the number of evaluable PET cardiac procedures will be 8%. We believe currently that five years following commercialization that the PET market may achieve between 30 and 50% market share of the myocardial perfusion imaging market and that BFPET may obtain approximately 32% share of the evaluable cardiovascular PET market. Within the PET market for CVA, we believe that BFPET may be used initially, in combination with other agents, approximately 10% of the time. We believe that BFPET may eventually capture 40% of the blood flow component for the CVA market opportunity.

CardioPET Market Opportunity | We estimate  that 1.6 million patients with chronic forms of CAD undergo pharmacologic stress-testing due to an inability to perform exercise stress-testing each year in the U.S. Because we believe there is no product currently on the market that may allow for at-rest assessment of this population, we believe CardioPET may be readily adopted by the cardiology community for the assessment of this patient pool. We have assumed that PET will achieve a 30% share of the overall cardiovascular imaging market, and that CardioPET will achieve a 30% share of the cardiovascular PET market.

Within the CVA segment of the CAD market, we believe CardioPET possesses many significant advantages and may represent an ideal agent for the detection of discordances, and the identification of jeopardized but viable myocardium in the 480,000 patients with presumptive hibernating or stunned myocardium. If approved for commercialization, we believe CardioPET may represent a best in class metabolic imaging agent to reach the PET cardiac market. We estimate that in 2016, PET may capture 30% market share of the overall evaluable imaging market for this indication upon commercialization at which time we assume that CardioPET captures 8% of the PET market. We anticipate that CardioPET’s first to market advantage, when combined with the favorable technical parameters relative to currently available glucose-based such as FDG, should result in favorable market adoption.

VasoPET Market Opportunity | Preliminary estimates for the VasoPET market is a direct function of the 30% of patients that have undergone conventional stress-testing that are diagnosed with chronic forms of ischemia. We believe there is a significant need to identify vulnerable plaque from stable forms of plaque in this patient population. We estimate that coincident with VasoPET’s approval, the PET market will have achieved a 30% share of the cardiovascular imaging market.  There are an estimated 10 million patients every year in the US where the clinician is considering aggressive medical therapy to manage the potential burden of vulnerable plaque. Eventually, we believe that PET may be used to evaluate 1.5% of this suspected vulnerable plaque patient population and that VasoPET’s peak market penetration may approach 100% of those procedures as the only PET agent able to identify vulnerable plaque.

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

Competition

We expect to compete with several pharmaceutical companies including Lantheus, Bracco, GE Healthcare and Covidien, and our competitors may:

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

If CardioPET and BFPET are approved, their competition will be the current standard of care and companies that are engaged in the development and commercialization of novel cardiac perfusion agents. We do not see competition coming from specific competitors for CardioPET and to some degree for BFPET. Our technologies will be competing mainly on an indication by indication basis with the existing or coming standards of care.

 Molecular Imaging Agents for Use With PET | Experimental imaging agents limited to research use in cardiac PET include [13N (ammonia)] and to a lesser extent [15O (water)]. [13N] and [82RB] have first-pass myocardial extractions of 80% and 65%, respectively, and both require energy for myocardial uptake. Recent data suggests that [62Cu-PTSM] extraction is significantly decreased at high flow rates and its lipophilicity has resulted in high liver uptake and slow hepatobiliary clearance. [62Cu-PTSM] also binds to human albumin, inhibiting accurate recording of the arterial input function that is critical for quantification.

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

FDG ([18 -F] fluorodeoxyglucose)
FDG is a non-proprietary glucose analogue that is commercially available and used in conjunction with PET scanning to diagnose small occult tumors and metastases.  FDG is taken up by cells in proportion to their overall metabolic rate, and since tumor cells are more metabolically active than normal cells, they concentrate FDG to a far greater extent than normal tissues.  This provides for the identification of small primary or secondary tumor foci.  FDG is also used as a metabolic imaging agent to identify areas or myocardial ischemia. Ischemic myocardium switches from FFAs to glucose as its preferred fuel, resulting in an increased uptake of FDG compared to the normally-perfused myocardium.  Ischemic heart regions are therefore identified visually by their increased FDG uptake compared to surrounding normal uptake by healthy regions.  Since a regional increase in uptake is more difficult to visually detect than a decrease in uptake, we believe that our products will prove to be more sensitive in detecting ischemic regions of the heart. Accordingly, we believe CardioPET may represent an overall more attractive agent for molecular imaging of the metabolic state of the myocardium.

Molecular Imaging Agents for Use with SPECT

Perfusion imaging agents such as Cardiolite (99m-Tc-sestambibi) (from Lantheus Imaging), Myoview (99m-Tc-tetrolfosmin) (from GE Healthcare, a subsidiary of General Electric Company) and thallium, are considered unable to reliably detect cardiac ischemia more than two hours after the cessation of chest pains, thereby making them of limited value in evaluating patients with “resting ischemia”.

Sestamibi (from Lanthaeus Imaging and other generic providers) is a technetium-labeled SPECT agent that is capable of assessing blood flow to the myocardium for the detection of ischemia.  Sestamibi SPECT scanning is currently the most commonly used MPI agent in conjunction with exercise stress testing for the detection of CAD.  In ER studies, sestamibi-SPECT scans have been shown to reduce unnecessary hospitalizations by 14% without increasing the number of missed infarctions. Sestamibi is useful in the elective evaluation of myocardial ischemia as well (in conjunction with stress-testing), but its resolution is limited to the properties of SPECT imaging technology and the degree of flow alteration. Perfusion SPECT imaging has a sensitivity range of 53-79% and a specificity range of 76-79% for the elective detection of myocardial ischemia. In contrast, PET imaging has higher spatial resolution, improved attenuation correction, and the ability to provide quantitative measurements of uptake. PET imaging has a sensitivity range of 84-97% and a specificity range of 82-100% for the detection of ischemia.

Because of its relatively low resolution, SPECT scans are not quantifiable.  This means that so-called “global” ischemia due to multi-vessel CAD (20-25% of CAD patients), cannot be reliably detected with SPECT technology.  In contrast, PET scans are fully quantifiable, and thus global ischemia can be detected as easily as regional ischemia.

Notwithstanding these limitations, the success of sestamibi (and other blood flow agents) demonstrates that these agents (even without a metabolic component) have proven clinical value in this setting. Sestamibi was the largest-selling radiopharmaceutical, with peak sales over $400 million before patent expiration in 2008. As noted above, BFPET has significant potential advantages over sestamibi. We believe that because of these advantages, BFPET will be adopted as the preferred noninvasive diagnostic approach at those centers that have PET scan capability. For those centers without PET scanning capabilities, we believe that sestamibi or tetrofosmin will remain by default the first choice for these patients.

Tl-201 (Lantheus / Covidien/GE Healthcare)
T1-201 is an older thallium-based blood-flow agent that was the previous standard MPI agent in use prior to the introduction of Cardiolite.  This agent is somewhat less sensitive than Cardiolite, and is therefore losing market share to Cardiolite, but is still used, particularly in the non-emergent stress-test setting.

Competitors to VasoPET

Peptides that bind with varying specificity to plaque are currently under development by GE Healthcare as well as others.  These peptides are labeled with technetium or other radioisotopes. There have been reports of toxicity as well as disappointing specificity and sensitivity for anatomic definition.  We do not view this approach as particularly promising or competitive, at this time.

MRI-enhanced contrast media
Cardiac MRI agents have been studied for cardiac anatomy and function. These techniques generally do not provide information regarding biochemical processes.  Cardiac MRI thus has shown promise in identification of coronary artery disease, but we believe PET imaging is, and will probably always be, superior in identifying metabolic changes.

Intellectual Property

We have retained qualified patent counsel in all matters relating to our technologies.  This has been accomplished in conjunction with the resources of the Massachusetts General Hospital in some instances.  The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly.  This applies to both domestic and international patent coverage.

We have obtained the licenses to its patents and patent applications from the Massachusetts General Hospital, who is the patent assignee in each case.  These patents cover all of the Company’s lead technologies and include additional indications that are outside the field of diagnostic cardiology.  The Company intends to take the lead in the preservation and/or prosecution of these patent and patent applications going forward.

Following is a list of our patents and pending patents

◆	Cardiovascular and thrombus imaging agents, methods and kits
-	United States Patent 6,299,857
-	Elmaleh, et al.
-	Issued - October 9, 2001
-	Expires – December 27, 2016
-	Foreign patents granted: EP, JP, MX, FR, DE, CH, UK

◆	Tumor imaging agents, methods and kits
-	United States Patent, 6,187,286
-	Elmaleh, et al.
-	Issued - February 13, 2001
-	Expires - December 27, 2016
-	Foreign patents granted: CA, MX, EP, AU, FR, DE, CH, GB

◆	Imaging Agents for Early Detection and Monitoring of Cardiovascular Plaque
-	US Patent Pending No. 98 94 5939 - ABANDONED
-	Elmaleh, et al.
-	US Utility (CIP): 09/530,818 # 7060251
-	Granted - June 13, 2006
-	Expires - September 8, 2018
-	US Utility: 11/286,930 # 7,438,891
-	Issued - October 7, 2008
-	Expires - September 8, 2018
-	Foreign patents granted: AU, EP, MX

◆	Method for Monitoring Blood Flow and Metabolic Method for Uptake in Tissue with Radiolabeled Alkanoic Acid
-	Elmaleh et.al.
-	United States Patent No. 7,790,142 B2
-	Issued – September 7, 2010
-	Expires – February 3, 2025.
-	Foreign patents granted: EP, HK, AU, MX, DE, FR, CH, GB

◆	Catalytic Radiofluoronation
-	Elmaleh et. al.
-	United States Patent No. 7632485
-	Issued – December 15, 2009
-	Expires- February 24, 2025
-	Foreign patents granted: MX, CN, JP, AU, MX, EP

◆	Biotin Compounds for Targeting Tumors and Sites of Infection
-	Elmaleh et. al.
-	United States Patent No. 5716594
-	Issued – February 10, 1998
-	Expires – June 6, 2014
-	Foreign patents granted: JP, HK, EP, FR, DE, IE, UK

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

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products can be divided into three distinct phases: an investigational phase including both preclinical and clinical investigations leading up to the submission of an NDA (defined below), a period of FDA review culminating in the approval or refusal to approve the NDA, and the post-marketing period. Each of these phases is described below.

Preclinical Phase

The preclinical phase involves the characterization, product formulation and animal testing necessary to prepare an  Investigational New Drug (“IND”) for submission to the FDA. The IND must be reviewed and authorized by the FDA before the drug can be tested in humans. Once a new pharmaceutical agent has been identified and selected for further development, preclinical testing is conducted to confirm pharmacological activity, to generate safety data, to evaluate prototype dosage forms for appropriate release and activity characteristics, and to confirm the integrity and quality of the material to be used in clinical trials. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Data from the preclinical investigations and detailed information on proposed clinical investigations are compiled in an IND submission and submitted for FDA approval before human clinical trials may begin. If the FDA does not formally communicate an objection to the IND within 30 days, the specific clinical trials outlined in the IND may go forward.

Clinical Phase

The clinical phase of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s cGMP requirements. Data from these activities are compiled in an NDA requesting approval to market the drug for a given use, or indication. Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice, and according to IND-approved protocols detailing, among other things, the study objectives and the parameters, or endpoints, to be used in assessing safety and efficacy. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, or IRB, and each trial, with limited exceptions, must include all subjects’ informed consent. The clinical evaluation phase typically involves the following sequential process:

Phase I clinical trials are conducted in a limited number of healthy subjects to determine the drug’s safety, tolerability, and biological performance. The total number of subjects in Phase I clinical trials varies, but is generally in the range of 20 to 80 people (or less in some cases, such as drugs with significant human experience).

Phase II clinical trials involve administering the drug to subjects suffering from the target disease or condition to evaluate the drug’s potential efficacy and appropriate dose. The number of subjects in Phase II trials is typically several hundred subjects or less.

Phase III clinical trials are performed after preliminary evidence suggesting effectiveness has been obtained and safety, tolerability, and appropriate dosing have been established. Phase III clinical trials are intended to gather additional data needed to evaluate the drug’s overall benefit-risk relationship of the drug and to provide adequate instructions for its use. Phase III trials usually include from several hundred to several thousand subjects.

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

New Drug Application and Review

After the successful completion of Phase III clinical trials, the sponsor of the new drug submits a New Drug Application ("NDA") to the FDA requesting approval to market the product for one or more indications. An NDA is a comprehensive, multi-volume application that includes, among other things, the results of all preclinical and clinical studies, information about the drug’s composition, and the sponsor’s plans for producing, packaging, and labeling the drug. In most cases, the NDA must be accompanied by a substantial user fee. FDA has 60 days after submission to review the completeness and organization of the application, and may refuse to accept it for continued review, or refuse to file, if the application is found deficient. After filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities that will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the marketing application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.

The length of the FDA’s review can range from a few months to several years or more. Once an NDA is in effect, significant changes such as the addition of one or more new indications for use generally require prior approval of an sNDA including additional clinical trials or other data required to demonstrate that the product as modified remains safe and effective.

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

Abbreviated New Drug Application and Review

An Abbreviated New Drug Application (“ANDA”) is a type of NDA that is used for the review and approval of a generic drug product. A generic drug product is one that is the same as a previously approved innovator drug product, which means it has the same active ingredient, dosage form, and strength, route of administration, quality, performance characteristics, and intended use. An ANDA is generally not required to include preclinical and clinical data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to the previously approved drug, which means that it performs in the same manner. None of the products currently under development by us will be eligible for ANDA approval, although it is possible that competing products based on our product could be approved by this route at some future time.

Section 505(b)(2) Applications

If a proposed drug product represents only a limited change from a product that has already been approved by the FDA, yet differs in more ways than those permitted under the ANDA requirements, then the applicant may be able to submit a type of NDA referred to as a 505(b)(2) application. In effect, a 505(b)(2) applicant is permitted to rely on information in the scientific literature, or previous safety and efficacy determinations by the FDA, rather than submitting the full complement of clinical or other data that would otherwise be required for NDA approval. However, the 505(b)(2) sponsor must provide any additional clinical or other data needed to supplement and/or establish the relevance and applicability of prior findings for the new product formulation. We do not expect any of our current drug portfolio to be granted approval via this process as our products are novel and patent protected.

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

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidates, BFPET, CardioPET and VasoPET, and we may not be able to successfully commercialize these potential products.

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

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA, or the applicable foreign regulatory agency, that the product candidate is safe and effective. In April 2007, we completed a Phase Ib clinical trial for CardioPET and are currently enrolling patients for our Phase II clinical trial for CardioPET in Belgium. A Phase II clinical trial is a stage of drug development for an experimental drug designed to assess short-term safety and efficacy. In addition, we commenced a Phase I clinical trial for BFPET in 2006, and announced on January 3, 2013 that we will conduct our Phase II trial at Massachusetts General Hospital. We do not know whether our existing or future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for BFPET, CardioPET and VasoPET and our other product candidates may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these product candidates or cease our clinical trials. If this occurs, we may not be able to obtain approval for these product candidates or our anticipated time to market for these product candidates may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product candidates.

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

If our product candidates, including BFPET, CardioPET and VasoPET, do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

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

The market may not accept BFPET, CardioPET and VasoPET based on any number of the above factors. If VasoPET is approved, its primary competition in non-acute setting will be existing perfusion agents such as Cardiolite and Myoview. As of the time that CardioPET and BFPET are approved, there may be other therapies available which directly compete for the same indications. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Thijs Spoor, President, Chairman and Chief Executive Officer. Although we have entered into an employment agreement there is no assurance that he will remain in our employ for the entire term of such employment agreement. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

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

We have incurred net losses every year since our inception in 2003 and have generated no revenue during the development stage from product sales or licenses to date. For the period from inception through December 31, 2012, we had an accumulated deficit of approximately $17 million. We expect to incur additional losses for at least the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2012 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we are unable to generate significant revenue, we may not become profitable, and we may be unable to continue our operations. Even if we are able to commercialize BFPET, CardioPET and VasoPET, we may not achieve profitability for at least several years, if at all, after generating material revenue.  However, we do have sufficient cash to fund operations for a minimum period of 12 months.

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

Because we became public with a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

Our offices are located in Montclair, New Jersey, where we have the use of office pursuant to the terms of an Office Use Agreement entered into with Hillside Square, LLC effective as of May 1, 2012. The monthly rent is for $3,800. The term of the Office Use Agreement runs through April 30, 2015. In conjunction with this agreement, we paid $5,700 as a security deposit and an additional $25,171 for leasehold improvements.

As of July 2012, we do not have an office in Boston, Massachusetts.

Item 3. Legal Proceedings.

An action was filed against the Company on November 5, 2012 in the United States District Court for the Southern District of California, in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc., No. 12 CV 2674 BEN WVG.  In this action, the plaintiff alleged that he suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200.00 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.

On December 14, 2012, the Company filed its Motion to Dismiss the Complaint, wherein they asserted that the Court lacks personal jurisdiction over them, venue in the Southern District of California is improper, and that plaintiff has failed to state a claim.  On January 8, 2013, the plaintiff filed his opposition to the Company’s motion to dismiss.  And on January 15, 2013, the Company filed its reply to the plaintiff’s opposition.

A hearing was scheduled for January 22, 2013, however has determined that the Motion will be decided based only on the papers submitted by the parties.  The Company is currently awaiting the judge’s ruling.

The Company strongly disputes the plaintiff’s allegations and intends to vigorously defend itself against these claims.

Except for the foregoing, the Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

Period	High	Low
First Quarter 2013*	$0.95	$0.72

Period	High	Low
First Quarter 2012	$1.01	$0.70
Second Quarter 2012	$0.85	$0.51
Third Quarter 2012	$1.10	$0.71
Fourth Quarter 2012	$0.99	$0.67

Period	High	Low
Second Quarter 2011**	$2.00	$1.10
Third Quarter 2011	$2.15	$1.40
Fourth Quarter 2011	$1.50	$0.56
 * As of March 27, 2013
** Beginning May 16, 2011

As of March 18, 2013, we had approximately 130 stockholders of record.  Our transfer agent is VStock Transfer, LLC, Cedarhurst, New York.

Transfer Agent

The Company's registrar and transfer agent is VStock Transfer, LLC located at 77 Spruce Street, Suite 201,Cedarhurst, NY 11516.

Dividend Policy

We have not previously paid any cash dividends on our Common Stock and do not anticipate or contemplate paying dividends on our Common Stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

Equity Compensation Plan Information

The following table reflects, as of December 31, 2012, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	4,035,428	$0.66	2,440,322
Equity compensation plans not approved by shareholders	--	--	--
Total	4,035,428	$0.66	2,440,322

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

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

FluoroPharma Inc. (“FPI”), a Delaware corporation, is a molecular imaging company headquartered in Montclair, New Jersey. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

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

Restatement

The financial statements as of and for the year ended December 31, 2011 have been restated to reflect stock option expense of $167,880 related to a portion of an option grant which had not vested and was improperly recognized during the period.  This restatement results from our following the guidance of ASC 250-10, which provides accounting guidance for correction of an error.  As a result of this guidance, we recorded a decrease to general and administrative expense of $167,880, representing the fair value of the unvested option.

The effect of this restatement is a decrease to additional paid-in capital of $167,880 from the previously reported amount of $16,015,484, with a corresponding decrease to the previously reported amount of $(12,873,729) of deficit accumulated in the development stage for the same amount as of and for the period ended December 31, 2011. This restatement has no impact on our net financial condition.  The consolidated statement of operations for the year ended December 31, 2011 and for the cumulative period June 13, 2003 (inception) to December 31, 2011 each reflect a decrease in general and administrative expense of $167,880.  The effect of this restatement on net loss is to decrease the net loss $167,880 from the previously reported amount of $(3,428,105). The effect of this restatement on loss per share is to decrease the loss from a previously reported amount of $(0.25) per share for the year ended December 31, 2011 to a revised net loss per share of $(0.24) per share. There was no impact of the restatement on any other periods.

Recent Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

On December 16, 2011, the FASB issued new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and will not have a material effect on our financial position or results of operations.

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

Risk-Free Interest Rate. We utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of our awards.

Expected Volatility. We calculate the expected volatility based on a volatility index of peer companies as we did not have sufficient historical market information to estimate the volatility of our own stock.

Dividend Yield. We have not declared a dividend on its common stock since its inception and have no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

Expected Term. The expected term of options granted represents the period of time that options are expected to be outstanding.  We estimated the expected term of stock options by using the simplified method.  For warrants, the expected term represents the actual term of the warrant.

Forfeitures. Estimates of option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Management has determined that no impairments were required during the years ended December 31, 2012 and 2011.

Intangible Assets
Our intangible assets consist of technology licenses and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives are as follows: technology licenses 5 to 15 years.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

During each of the years ended December 31, 2012 and 2011, we had no revenues, and are considered a development stage company.  We do not expect to have revenues relating to our products prior to December 31, 2013.

General and Administrative Expenses

General and administrative expenses were $1,548,299 and $1,907,220 for the years ended December 31, 2012 and 2011, respectively. The decrease was due primarily to a decrease in stock based compensation in 2012.  In the year ended December 31, 2011, we recorded a one-time charge of approximately $1,200,000 related to the modification of the terms of the stock options due to the merger.  This was partially offset by an increase in executive compensation in 2012 as well as a general increase in operating expenses, which we expect to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Professional Fees

Professional fees were $1,153,475 and $682,899 for the years ended December 31, 2012 and 2011, respectively.  This increase was due primarily to increases in investor relation activity as well as increases in consulting expenses.

Research and Development Expenses

Research and development expenses were $1,423,286 and $640,730 for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to increases in clinical trial expenses overall in the year ended December 31, 2012. We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

Interest and Other Income and Expenses, net

Other income, net was $132,764 and $11,697 for the years ended December 31, 2012 and 2011, respectively.  For the year ended December 31, 2012, other income, net was primarily due to a $133,142 gain on the settlement of accounts payable.  For the year ended December 31, 2011, the $124,889 gain on settlements of accounts payable was offset by interest expense of $113,192 for the year ended December 31, 2011.  The interest expense for the year ended December 31, 2011 was mainly due to the change in notes payable issued for the purposes of bridge financing.  There was no interest expense in the year ended December 31, 2012.  We do not expect interest expense to increase unless we are unable to raise additional capital through an equity financing or a partnering arrangement.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $15,745,207 through December 31, 2012.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, we raised gross proceeds of $1,546,250 through a private placement of our common stock and warrants.

We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings, that it will be able to raise additional funds in the future.  In November 2012, we issued warrants to purchase 1,819,119 shares of our common stock at an exercise price of $0.90 which expire in November 2013. If these warrants are exercised, we will receive approximately $1,637,207 in funding. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all or in the time frames we anticipate. Also, there can be no assurance that any or all of the warrants that expire in November 2013 will be exercised by the holders. If we are unable to raise additional capital as may be needed to meet our projections for operating expenses, it could have a material adverse effect on liquidity or require us to cease or significantly delay some of its clinical trials.

Net cash used in operating activities for the year ended December 31, 2012 was $3,280,696 which primarily reflected our net loss of $4,016,746, offset by non-cash expenses of $893,805, a decrease in working capital of $24,613 and a non-cash gain on settlement of accounts payable of $133,142.  Net cash used in operating activities for the year ended December 31, 2011 was $2,279,996, which primarily reflected our net loss of $3,260,225, offset by non-cash expenses related to employee stock options of $1,569,037 and changes in working capital.

Net cash used by investing activities was $40,929 for the year ended December 31, 2012, which primarily reflected purchases of new furniture and leasehold improvements made to our new office in Montclair, NJ.  For the year ended December 31, 2011, net cash used by investing activities was $185,855, which primarily reflected the purchase of equipment to be used in our clinical trials, in addition to fees paid to extend one of our licensing agreements.

Net cash provided by financing activities was $1,360,572 for the year ended December 31, 2012, which reflected the net cash received in the equity financing in November 2012.  For the year ended December 31, 2011, net cash provided by financing activities was $5,719,579, representing the net proceeds from the issuance of notes payable and net cash received in the 2011 Private Placement.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On August 16, 2012, we dismissed MartinelliMick PLLC (“MartinelliMick”) as our independent registered public accounting firm which dismissal was ratified by the Company’s Board of Directors on August 17, 2012.

During the fiscal year ended December 31, 2011, MartinelliMick’s reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. MartinelliMick did not issue a report on the Company's financial statements for the fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2011 and the subsequent interim period through August 16, 2012, (i) there were no disagreements between the Company and MartinelliMick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MartinelliMick, would have caused MartinelliMick to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements; and (ii) there were no reportable events as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On August 17, 2012, the Company’s Board of Directors approved the engagement of Wolf & Company, P.C. (“Wolf”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2012.

During the years ended December 31, 2011 and December 31, 2010 and the subsequent interim period through August 16, 2012, the date of engagement of Wolf, the Company did not consult with Wolf regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Thijs Spoor	40	Chief Executive Officer, President, Chairman and Director
Tamara Rhein	40	Chief Financial Officer
Walter Witoshkin	68	Director
Peter S. Conti, M.D., Ph.D.	56	Director
Lawrence Atinsky	43	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Johan M. (Thijs) Spoor. Mr. Spoor has been our President, Chief Executive Officer and a member of our board of directors since February 14, 2011, and has been the Chairman of our board of directors since June 14, 2012.  Mr. Spoor was the CFO for Sunstone BioSciences from February 2010 through September 2010. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman  from December 2008 through February 2010, focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry spending 11 years with Amersham / GE Healthcare where he worked in 7 countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia.  Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting our company, which makes him a qualified member of our board of directors.

Tamara Rhein. Ms. Rhein has been our Chief Financial Officer since August 16, 2012 and served as our financial controller since July 2011. Prior to her position at FluoroPharma, Ms. Rhein was controller for Manhattan Pharmaceuticals, from 2008 until 2011, where she was responsible for a wide range of activities, including financial statement preparation, footnote disclosures for SEC filings, stock option accounting and quarterly and year-end audits.  From 2005 until 2008, Ms. Rhein was with Vyteris, where her primary role was to manage the SEC accounting and reporting department. Ms. Rhein received a Bachelor's of Science degree in accounting from California State University at Northridge and is also a certified public accountant.

Walter Witoshkin. Mr. Witoshkin has been a member of our board of directors since February 14, 2011. Mr. Witoshkin was the Chairman & CEO of QuantRx Biomedical Corporation, a medical technology company with leading edge diagnostic and therapeutic technologies from April 2005 through August 2010.  Mr. Witoshkin has held executive positions in the healthcare and pharmaceutical industries including senior financial positions at Wyeth Labs (American Cyanimade), VP Business Development and CFO positions at SmithKline Beecham (now Glaxo SmithKline) and Menley & James Laboratories, Inc.  He is a founding partner of the Trident Group, a global consultancy to the pharmaceutical industry.   Mr. Witoshkin’s industry specific extensive management experience provides him with a broad and deep understanding of our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

Peter S. Conti, M.D., Ph.D. Dr. Conti has been a member of our board of directors since February 14, 2011.  Dr. Conti is a tenured Professor of Radiology, Pharmacy and Biomedical Engineering at the University of Southern California, as well as Director of the USC Positron Imaging Science Center and Clinic since its inception in 1991.  He is also the Director of the Molecular Imaging Laboratory at USC.  Dr. Conti received his medical and doctoral degrees from Cornell University, and completed his residency in Diagnostic Radiology and Fellowship in Nuclear Medicine at The Johns Hopkins Medical Institutions.  Dr. Conti is Board Certified in both Diagnostic Radiology and Nuclear Medicine.  He is a Fellow of the American College of Radiology and of the American College of Nuclear Medicine Physicians.  He was elected to Best Doctors in America in 2005 and 2007, ranked in the top 10 in Nuclear Medicine in 2006 and 2007 by Medical Imaging, and included in the 25 Most Influential by RT Image.  He has over 300 peer-reviewed scientific articles and abstracts in the field of Molecular Imaging.  Dr. Conti is a past President of the Society of Nuclear Medicine (SNM), and continues to serve on a number of committees for the Society, including those involving government and regulatory affairs related to the development of Molecular Imaging technology and its applications in medicine.  His research focuses on development of novel diagnostic imaging agents for oncology applications.  Dr. Conti’s broad range of experience in medicine, academia, and administration enable him to provide a unique and valuable perspective to our board of directors.

Lawrence Atinsky.  Mr. Atinsky has been a member of our board of directors since January 3, 2011.  During the past seven years, Mr. Atinsky has been a partner at Ascent Biomedical Ventures (ABV), a venture capital firm investing in seed and early-stage biomedical technology companies developing medical devices, biopharmaceuticals, healthcare services, and information technology.  Prior to joining ABV, Mr. Atinsky was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom in New York, where he was involved in structuring and negotiating numerous private and public merger and acquisition transactions. Mr. Atinsky has also been the General Counsel of several private companies in the healthcare industry and has been a founder and investor in early-stage medical technology companies. Mr. Atinsky earned a JD from New York University School of Law and B.A. degrees in Political Science and Philosophy from the University of Wisconsin-Madison.  We believe Mr. Atinsky’s experience as a corporate attorney and background in venture capital focusing on biomedical technology companies enable him to provide a valuable perspective to our board of directors.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Code of Ethics

We adopted a Code of Ethics on July 22, 2011 that applies to all directors, officers and employees.  Our Code of Ethics is available on our website at http://www.fluoropharma.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 8 Hillside Avenue, Suite 207, Montclair, NJ 07042.

Corporate Governance

Audit Committee

Walter Witoshkin and Lawrence Atinsky serve on the audit committee of the Board of Directors with Mr. Witoshkin serving as the Chairman.  The Company’s Board of Directors has determined that Mr. Witoshkin qualifies as an audit committee financial expert.

Compensation Committee

Walter Witoshkin, Lawrence Atinsky and Peter Conti serve on the compensation committee of the Board of Directors, with Mr. Atinsky serving as the Chairman.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 4 meetings in 2012. All board members were present at the meeting.

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

Summary Compensation Table
Name & Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation ($)	Total ($)
Thijs Spoor	2012		232,500		30,000	50,000		324,535	-	-	637,035
	2011	(1)	183,867		-	57,600	(2)	1,343,040	-	-	1,584,507
	2010		57,600	(2)	-	-		-	-	-	57,600

David R. Elmaleh	2012	(6)			-			-	-	142,500	142,500
	2011		180,000		-	310,000	(3)	-	-	-	490,000
	2010	(3)	180,000		-	-		-	-	-	180,000

Anna Chalmers	2012		-		-	-		-	-	-	-
	2011		-		-	-		-	-	-	-
	2010		-		-	-		-	-	-	-
Tamara Rhein	2012		85,000		10,000	10,000		41,260	-	-	146,260

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
(4) Ms. Chalmers resigned as our President, CEO, CFO and Director on May 16, 2011
(5) Ms. Rhein was appointed as our CFO on August 16, 2012
(6) On April 9, 2012 Dr. Elmaleh’s status as an executive officer of the Company was terminated.

Employment Agreements with Executive Officers

Johan M. (Thijs) Spoor:

On July 30, 2012, we entered into an employment agreement with Johan M. (Thijs) Spoor to continue to serve as our Chief Executive Officer. Mr. Spoor has been serving as our CEO since January 1, 2011. The agreement is for an initial three year term.  Under the agreement, Mr. Spoor will receive a base salary at an annual rate of $290,000, and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the board of directors. The target bonus for Mr. Spoor for 2012 is $125,000 upon achievement of 100% of certain criteria set forth in the agreement. Mr. Spoor is also eligible for grants of awards under our 2011 Incentive Plan based upon completion of performance milestones as the board of directors may determine from time to time with an aggregate target amount of 350,000 shares of Common Stock. Mr. Spoor has been granted an option to purchase 600,000 shares of Common Stock under our 2011 Equity Incentive Plan.

Upon termination of Mr. Spoor’s employment prior to expiration of his employment period, Mr. Spoor shall be entitled to receive $550,000 payable in twelve equal monthly installment payments or in a single lump sum payment at our discretion, together with the value of any accrued but unused vacation time, the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred, and shall provide him with all benefits to which he is entitled for 18 months or the full unexpired term of the agreement, whichever is longer, unless Mr. Spoor’s employment is terminated for cause.  Additionally, during the first 12 months of the agreement, should we complete a sales transaction, as defined in the agreement, which results in net proceeds of more than $50,000,000, Mr. Spoor shall be entitled to a sales transaction bonus.  Moreover, in the event of a sales transaction, as defined in the agreement, that takes place during the term of the agreement, 100% of Mr. Spoor’s then outstanding options will vest immediately.  This agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

Tamara Rhein:

Effective as of August 22, 2012, we entered into an employment agreement  with Ms. Rhein pursuant to which Ms. Rhein serves as our Chief Financial Officer.  The agreement is for an initial one year term that shall automatically renew for successive one year increments unless otherwise terminated.  Under the agreement, Ms. Rhein will receive a base salary at an annual rate of $100,000, and is entitled to an annual bonus as determined by the board of directors or compensation committee.  Ms. Rhein is also eligible for grants of awards under our 2011 Incentive Plan as the compensation committee may determine from time to time. Upon termination of Ms. Rhein’s employment prior to expiration of her employment period without cause Ms. Rhein shall be entitled to receive (i) all unpaid but due base salary, unpaid bonus and unused vacation days, (ii) benefits received immediately prior to termination for an additional period of six months following termination, (iii) reimbursement of expenses, and (iv) base salary immediately prior to termination for an additional period of six months following termination.  The employment agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2012.
	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or unites of stock that have not vested (#)	Market value of shares of unites of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Johan M. (Thijs) Spoor	150,000	450,000		$0.50	12/03/2020
	150,000	450,000		$0.50	5/01/2021
		600,000		$0.84	9/19/2022
Tamara Rhein	3,500	7,000		$1.05	12/05/2021
		80,000	$0.83	6/25/2022
David R. Elmaleh	150,000	-	$1.33	12/04/2018

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2012.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Johan M. (Thijs) Spoor	-	-	-	-	-	-	-
David Elmaleh, Ph.D.	(1)	-	-	-	-	-	-
Walter Witoshkin	$30,000		$24,231	-	-	$89,500	$143,731
Peter S. Conti, M.D., Ph.D.	$30,000	-	$24,231	-	-	6,000	$60,231
Lawrence Atinsky (2)	$30,000	-	$24,231	-	-	-	54,231

(1) On June 12, 2012, Dr. Elmaleh resigned his position as Chairman of the Board and as a director of the Company.
(2) Mr. Atinsky was appointed as a director of the Company on January 5, 2012.

The company pays the non-executive directors a quarterly stipend of $7,500 to compensate them for their time, attendance at board meetings and for phone calls as required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of December 31, 2012 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 207, Montclair, NJ 07042. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 31, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

NAME OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE BENEFICIALLY OWNED (1)
Thijs Spoor (2)	Common Stock	514,687	2.1%
Tamara Rhein (3)	Common Stock	13,500	0.1%
Walter Witoshkin (4)	Common Stock	143,345	0.6%
Peter S. Conti (5)	Common Stock	434,083	1.8%
Lawrence Atinsky (6)	Common Stock	50,488	0.2%

Officers and Directors as a Group (5 persons)	Common Stock	1,156,103	4.6	8%
David R. Elmaleh (7)	Common Stock	3,693,262	15.0%

MKM Opportunity Master Fund, Ltd. (8)	Common Stock	2,117,566	8.7%
Platinum Long Term Growth VII LLC (9)	Common Stock	1,824,543	7.5%

(1)	Based upon 24,330,013 shares of our Common Stock outstanding.
(2)
Includes 190,398 shares of Common Stock, 24,289 shares of Common Stock underlying warrants, 300,000 shares of Common Stock issuable upon conversion of options at $0.50 per share.  Does not include 900,000 shares of Common Stock issuable upon conversion of options at $0.50 per share and 600,000 shares of Common Stock issuable upon conversion of options at $0.83 per share which are held by Mr. Spoor but not currently exercisable nor exercisable within 60 days of December 31, 2012.

(3)
Includes 10,000 shares of Common Stock, 3,500 shares of Common Stock issuable upon conversion of options at $1.05 per share.  Does not include 7,000 shares of Common Stock issuable upon conversion of options at $1.05 per share and 80,000 shares of Common Stock issuable upon conversion of options at $0.83 per share which are held by Ms. Rhein but not currently exercisable nor exercisable within 60 days of December 31, 2012.

(4)
Does not include 161,250 restricted shares that vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the 2011 Equity Incentive Plan; (ii) the successful completion of a Phase II clinical trial for any of the Company’s products; or (ii) the determination by the Board of Directors to provide for immediate vesting. Does include 75,000 shares of Common Stock issuable upon conversion of options at $0.95 per share, 17,857 shares of Common Stock issuable upon conversion of options at $1.40 per share, and 50,488 shares of Common Stock issuable upon conversion of options at $0.83 per share.

(5)
Includes 35,738 shares of Common Stock, 45,000 shares of Common Stock issuable upon conversion of options at $0.95 per share, 285,000 shares of Common Stock issuable upon conversion of options at $0.16 per share, 17,857 shares of Common Stock issuable upon conversion of options at $1.40 per share, and 50,488 shares of Common Stock issuable upon conversion of options at $0.83 per share.

(6)	Includes 50,488 shares of Common Stock issuable upon conversion of options at $0.83 per share.
(7)	Includes 3,412,539 shares of Common Stock, 130,723 shares of Common Stock underlying warrants and 150,000 shares of Common Stock issuable upon conversion of options at $1.33 per share.
(8)
Includes 2,117,566 shares of Common Stock held by MKM Opportunity Master Fund, Ltd.  Does not include 335,184 warrants held by MKM Opportunity Master Fund, Ltd. and 21,084 warrants held by MKM SP1, LLC which are subject to 4.9% ownership blockers. David Skriloff has the voting and dispositive power over the securities held for the account of this beneficial owner.

(9)	Includes 1,824,543 shares of Common Stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during the last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

FluoroPharma, Inc.

Prior to moving to our current offices we utilized space that was leased by a company in which our former Chairman and Chief Scientific Officer David Elmaleh has an ownership interest. Effective as of June 22, 2011, we entered into an Office Use Agreement with PureTech Ventures, LLC governing our use of the offices. The term of the Office Use Agreement ran through June 22, 2012.

David Elmaleh, as an inventor of certain patents held by Massachusetts General Hospital, which are licensed to FluoroPharma, receives a portion of royalty payments paid to Massachusetts General Hospital.  From the beginning of the Company’s fiscal year on January 1, 2012, such payments aggregate to less than $120,000 and it is not currently anticipated that through the end of the Company’s current fiscal year that such payments will in the aggregate exceed $120,000.

David Elmaleh and Thijs Spoor converted $310,000 and $57,600, respectively, in deferred compensation into the private placement of the Company’s securities issued in May 2011 upon the same terms and conditions as the investors. We issued 373, 494 and 69,398 shares, respectively to Dr. Elmaleh and Mr. Spoor and issued warrants to purchase 130,723 and 24,289 shares of Common Stock, respectively to Dr. Elmaleh and Mr. Spoor.

Director independence
Walter Witoshkin, Lawrence Atinsky and Peter Conti are independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011
Audit fees	$38,141	$20,668
Audit-related fees	8,525	17,066
Tax fees	8,600	-
All other fees	-	-

Total fees	$55,266	$37,734

Our Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

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

10.7
Employment Agreement effective as of July 30, 2012 between the Company and Johan M. (Thijs) Spoor (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012)

10.8
Employment Agreement effective as of August 22, 2012 between the Company and Tamara Rhein (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012)

10.9	Form of Warrant dated November 19, 2012. (Incorporated by reference to the Company's current report on Form8-K filed with the Securities and Exchange Commission on November 21, 2012)
10.10
Form of Securities Purchase Agreement dated November 19, 2012. (Incorporated by reference to the Company's current report on Form8-K filed with the Securities and Exchange Commission on November 21, 2012)

10.11
Form of Registration Rights Agreement dated November 19, 2012. (Incorporated by reference to the Company's current report on Form8-K filed with the Securities and Exchange Commission on November 21, 2012)

14	Code of Ethics adopted by the Board of Directors
21	List of Subsidiaries (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011)
23.1	Consent of Wolf & Company, P.C.
23.2	Consent of MartinelliMick PLLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 28, 2013	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan M. (Thijs) Spoor	March 28, 2013
Johan M. (Thijs) Spoor
President, Chief Executive Officer, Chairman & Director (Principal Executive Officer)

/s/ Tamara Rhein	March 28 , 2013
Tamara Rhein
Chief Financial Officer and Principal Accounting Officer

/s/ Peter S. Conti	March 28, 2013
Peter S. Conti, M.D., Ph.D.
Director

/s/ Lawrence Atinsky	March 28, 2013
Lawrence Atinsky
Director

/s/ Walter Witoshkin	March 28, 2013
Walter Witoshkin
Director

FluoroPharma Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FluoroPharma Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period June 13, 2003 (inception) to December 31, 2012, except that we did not audit these financial statements for the period from inception (June 13, 2013) to December 31, 2011 which were audited by other auditors whose report dated March 13, 2012, except for Note 15, as to which the date is March 19, 2013, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and, at December 31, 2012, the Company did not have sufficient capital to fund its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 27, 2013

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

As discussed in Note 15 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct a misstatement.

MartinelliMick PLLC Spokane, Washington
March 13, 2012, except for Note 15, as to which the date is March 19, 2013

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONSOLIDATED BALANCE SHEETS
	December 31, 2012	December 31, 2011
		(restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,304,088	$3,265,141
Prepaid expenses & other	77,310	50,291
Total Current Assets	1,381,398	3,315,432

Property and equipment, net	176,889	169,808
Intangible assets, net	55,247	61,155

Total Assets	$1,613,534	$3,546,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$137,779	$341,172
Accrued expenses	97,728	39,232
Total Current Liabilities	235,507	380,404

Commitments & Contingencies

Stockholders’ Equity:
Preferred stock Series A; $0.001 par value, 3,500,000 designated
2,126,574 and 1,924,230 shares issued and outstanding
at December 31, 2012 and 2011, respectively
(preference in liquidation of $1,765,057 at December 31, 2012)	2,127	1,924
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 24,330,013 and 22,310,894 shares issued and outstanding
at December 31, 2012 and 2011, respectively	24,331	22,312
Additional paid-in capital	18,242,109	15,847,604
Deficit accumulated in the development stage	(16,890,540)	(12,705,849)
Total Stockholders’ Equity	1,378,027	3,165,991

Total Liabilities and Stockholders’ Equity	$1,613,534	$3,546,395

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		June 13, 2003 (inception) to December 31,
	2012	2011	2012
		(restated)
Operating Expenses:
General and administrative	$1,548,299	$1,907,220	$6,361,179
Professional fees	1,153,475	682,899	4,291,919
Research and development	1,423,286	640,730	6,067,063
Sales	-	269	1,292
Amortization	5,908	17,235	106,361
Depreciation	18,542	23,569	149,626
Total Operating Expenses	4,149,510	3,271,922	16,977,440

Loss from Operations	(4,149,510)	(3,271,922)	(16,977,440)

Other Income (Expense):
Interest income	767	-	5,096
Gain on debt restructuring	-	-	1,358,127
Loss on disposition of fixed assets	(1,145)	-	(72,695)
Gain on settlement of accounts payable	133,142	124,889	258,031
Interest expense	-	(113,192)	(316,326)
Total Other Income (Expense), net	132,764	11,697	1,232,233

Loss Before Provision for Income Taxes	(4,016,746)	(3,260,225)	(15,745,207)

Provision for Income Taxes	-	-	-

Net Loss	$(4,016,746)	$(3,260,225)	$(15,745,207)

Preferred Stock Dividend	(167,945)	(977,388)	(1,145,333)

Net Loss Attributable to Common Stockholders	$(4,184,691)	$(4,237,613)	$(16,890,540)

Net loss per common share - Basic and Diluted	$(0.18)	$(0.24)	$(1.79)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted	22,642,792	17,732,273	9,458,670

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
						Deficit Accumulated
	Preferred Stock Number of		Common Stock Number of		Additional	In the Development	Total Stockholders'
	shares	Amount	shares	Amount	Paid-In Capital	Stage	Equity (Deficit)

Issuance of common stock	-	$-	2,696,250	$2,697	$(899)	$-	$1,798
Issuance of preferred stock	206,250	206	-	-	274,793	-	274,999
Net loss	-	-	-	-	-	(333,146)	(333,146)
BALANCE, December 31, 2004	206,250	206	2,696,250	2,697	273,894	(333,146)	(56,349)
Issuance of preferred stock for
contract termination	37,500	38	-	-	49,963	-	50,001
Issuance of preferred stock	187,500	188	-	-	249,813	-	250,001
Issuance of stock options to non-employees	-	-	-	-	158,803	-	158,803
Net loss	-	-	-	-	-	(687,576)	(687,576)
BALANCE, December 31, 2005	431,250	432	2,696,250	2,697	732,472	(1,020,722)	(285,121)
Issuance of common stock for consulting	-	-	24,638	24	23,464	-	23,488
Conversion of preferred stock to
common stock	(431,250)	(432)	431,250	432	-	-	-
Issuance of common stock to induce
conversion of preferred stock	-	-	34,358	35	(35)	-	-
Issuance of common stock to investor	-	-	1,644,255	1,643	1,564,381	-	1,566,023
Issuance of common stock to employees	-	-	-	-	28,806	-	28,806
Issuance of common stock to non-employees	-	-	-	-	511,888	-	511,888
Net loss	-	-	-	-	-	(1,999,214)	(1,999,214)
BALANCE, December 31, 2006	-	-	4,830,750	4,830	2,860,976	(3,019,936)	(154,130)
Issuance of common stock	-	-	940,587	942	1,249,058	-	1,250,000
Issuance of stock options to employees	-	-	-	-	19,239	-	19,239
Issuance of stock options to non-employees	-	-	-	-	429,391	-	429,391
Net loss	-	-	-	-	-	(2,354,043)	(2,354,043)
BALANCE, December 31, 2007	-	-	5,771,337	5,772	4,558,664	(5,373,979)	(809,543)
Issuance of stock options to employees	-	-	-	-	274,299	-	274,299
Issuance of stock options to non-employees	-	-	-	-	216,779	-	216,779
Net loss	-	-	-	-	-	(2,272,144)	(2,272,144)
BALANCE, December 31, 2008	-	-	5,771,337	5,772	5,049,742	(7,646,123)	(2,590,609)
Issuance of common stock	-	-	4,037,682	4,038	668,909	-	672,947
Issurance of stock options to employees	-	-	-	-	157,933	-	157,933
Non-cash fair value of stock options to
non-employees	-	-	-	-	54,064	-	54,064
Fair value of stockholder debt, payables and
advances settled in common stock	-	-	2,331,458	2,331	386,246	-	388,577
Fair value of common stock issued to
settle accounts payable	-	-	564,561	564	103,308	-	103,872
Fair value of common stock options issued to
settle accounts payable and accrued
expenses	-	-	-	-	18,364	-	18,364
Net income	-	-	-	-	-	132,005	132,005
BALANCE, December 31, 2009	-	-	12,705,038	12,705	6,438,566	(7,514,118)	(1,062,847)
Issuance of Common Stock Options to Employees	-	-	-	-	86,985	-	86,985
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	11,818	-	11,818
Net loss	-	-	-	-	-	(954,118)	(954,118)
BALANCE, December 31, 2010	-	-	12,705,038	12,705	6,537,369	(8,468,236)	(1,918,162)
Share Based Compensation - restated	-	-	-	-	1,569,037	-	1,569,037
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	7,474	-	7,474
Common stock issued in cashless exercise of stock options	-	-	836,250	837	(837)	-	-
Common stock issued on conversion of
notes payable and accrued interest	-	-	1,299,957	1,300	836,299	-	837,599
Common stock issued for consideration of
extension of notes payable	-	-	45,000	45	37,455	-	37,500
Common stock issued for
deferred compensation	-	-	442,892	443	367,157	-	367,600
Preferred and Common stock issued for cash,
net of offering costs of $591,877	1,807,229	1,807	5,481,757	5,482	5,517,290	-	5,524,579
Shares issued upon recapitalization	-	-	1,500,000	1,500	(1,500)	-	-
Recapitalization effect of net assets	-	-	-	-	589	-	589
Preferred Stock Dividends	-	-	-	-	880,278	(880,278)	-
Preferred Stock Dividend Accrued	117,001	117	-	-	96,993	(97,110)	-
Net loss - restated	-	-	-	-	-	(3,260,225)	(3,260,225)
BALANCE, December 31, 2011 (restated)	1,924,230	1,924	22,310,894	22,312	15,847,604	(12,705,849)	3,165,991
Share-based compensation	-	-	-	-	553,290	-	553,290
Common stock issued for bonus payment	-	-	70,000	70	69,930	-	70,000
Preferred stock dividend	202,344	203	-	-	167,742	(167,945)	-
Fair value of common stock issued for consulting services	-	-	130,000	130	110,370	-	110,500
Fair value of warrants issued for consulting services	-	-	-	-	134,420	-	134,420
Common Stock issued for cash, net of offering costs of $185,678	-	-	1,819,119	1,819	1,358,753	-	1,360,572
Net loss	-	-	-	-	-	(4,016,746)	(4,016,746)
BALANCE, December 31, 2012	2,126,574	$2,127	24,330,013	$24,331	$18,242,109	$(16,890,540)	$1,378,027

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS	For the Year Ended December 31,		June 13, 2003 (inception) to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net loss	$(4,016,746)	$(3,260,225)	$(15,745,207)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	24,450	40,804	255,988
Non-cash fair value of common stock issued for consulting	110,500	-	133,988
Share-based compensation related to employee stock options	544,503	1,569,037	2,684,947
Amortization of debt discount	-	8,646	19,292
Non-cash fair value of stock options issued to non-employees for consulting	8,787	-	1,374,752
Non-cash fair value of warrants issued to non-employees for consulting	134,420	-	134,420
Expenses paid by issuance of preferred stock/ common stock	70,000	-	247,650
Loss on fixed asset dispositions	1,145	-	72,695
Gain on debt and accounts payable settlement	(133,142)	(124,889)	(1,616,158)
Loss on early extinguishment of debt	-	61,419	61,419
(Increase) decrease in:
Accounts receivable	-	-	50,000
Prepaid expenses	(27,019)	(34,526)	(77,310)
Increase (decrease) in:
Accounts payable	(56,090)	(318,211)	650,029
Accrued expenses	58,496	(222,051)	593,510
Net Cash Used by Operating Activities	(3,280,696)	(2,279,996)	(11,159,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(22,500)	(161,609)
Net cash received in acquistition	-	69	69
Cash paid for purchase of property and equipment	(40,929)	(163,424)	(412,972)
Net Cash Used by Investing Activities	(40,929)	(185,855)	(574,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	-	195,000	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	1,360,572	4,129,579	8,430,920
Proceeds from sale of preferred stock, net	-	1,395,000	1,920,000
Net Cash Provided by Financing Activities	1,360,572	5,719,579	13,038,585

Net Increase (Decrease) in Cash and Cash Equivalents	(1,961,053)	3,253,728	1,304,088
Cash and Cash Equivalents, Beginning of Period	3,265,141	11,413	-
Cash and Cash Equivalents, End of Period	$1,304,088	$3,265,141	$1,304,088

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-	$-
Income tax paid	$-	$-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$735,000	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$78,680	$188,569
Preferred Stock Dividend	$(167,945)	$(977,388)	$(1,145,333)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$367,600	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$133,142	$124,889	$1,616,158
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$7,474	$7,474

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

FluoroPharma Medical, Inc. (“the Company” or “FPM”) was organized on January 25, 2007 under the laws of the State of Nevada. The Company served as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets, such as computer, telecommunications and other electronic office equipment.

FluoroPharma Inc. (“FPI” or “the Subsidiary”), a Delaware corporation, is a molecular imaging company headquartered in Montclair, NJ. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

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

The acquisition was accounted for as a reverse merger using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of FPI.  Under reverse acquisition accounting FPI (the legal subsidiary) will be treated as the accounting parent (acquirer) and FPM (the legal parent) will be treated as the accounting subsidiary (acquiree).  In connection with this transaction, the Company issued three shares of its common stock for every two shares held by the shareholders of FPI.  All outstanding shares have been restated to reflect the effect of this recapitalization.

Basis of Presentation

As of December 31, 2012, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $15,745,207 as of December 31, 2012.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, the Company raised $1,360,572 net of offering costs, through the private placement of common stock and warrants (see Note 7).

See the report of independent registered public accounting firm.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of private placement offerings in Notes 7 and 8), that it will be able to raise additional funds in the future.  In November 2012, the Company issued warrants to purchase 1,819,119 shares of common stock of the Company at an exercise price of $0.90 which expire in November 2013. If these warrants are exercised, the Company will receive approximately $1,637,207 in funding. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all or in the time frames we anticipate. Also, there can be no assurance that any or all of the warrants that expire in November 2013 will be exercised by the holders. If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at December 31, 2012 and 2011.

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

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts.  The Company may from time to time have cash in banks in excess of FDIC insurance limits.  The Company has not experienced any losses to date resulting from this practice.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2012 and 2011 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $18,542, $23,569 and $149,626 in the years ended December 31, 2012, 2011 and the period from inception to December 31, 2012, respectively.  At December 31, 2012, included in Property and Equipment was idle equipment with a carrying value of $128,245 purchased by the Company for use in future clinical trials.

Intangible Assets

The Company’s intangible assets consist of technology licenses and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight line method over their estimated useful life of 15 years.

See the report of independent registered public accounting firm.

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

Management has determined that no impairments were required as of December 31, 2012 or 2011.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of the existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

See the report of independent registered public accounting firm.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at December 31, 2012 and 2011.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2012 or 2011, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2012 and 2011.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2012 and 2011 of $544,503 and $1,569,037, respectively, and $2,684,947 for the period from June 13, 2003 (inception) to December 31, 2012.

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

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient historical market information to estimate the volatility of its own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2012	2011

Risk-free interest rate	2.42%	2.69% - 3.90%
Expected volatility	77.70%	72.06% - 117%
Dividend yield	none	none
Expected term	5 years	5 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

See the report of independent registered public accounting firm.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2012, the Company had outstanding options exercisable for 4,035,428 shares of its common stock, warrants exercisable for 7,404,562 shares of its common stock and preferred stock convertible into 2,126,574 shares of common stock.  At December 31, 2011, the Company had outstanding options exercisable for 4,167,584 shares of its common stock, and warrants exercisable for 4,843,531 shares of common stock, and preferred stock convertible into 1,924,230 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the current year presentation.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on the accompanying financial statements.

On December 16, 2011, the FASB issued new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and will not have a material effect on the Company’s financial position or results of operations.

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

FPI, a Delaware corporation, is a molecular imaging company which was headquartered in Boston, MA. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

Pursuant to the terms and conditions of the Merger Agreement, all of the outstanding shares of FPI’s common stock prior to the Merger were converted into the right to receive 13,911,011 shares of FPM’s common stock. Accordingly, an aggregate of 13,911,011 shares of common stock were issued to the shareholders of FPI.  Additionally, all of the outstanding warrants to purchase shares of FPI’s common stock prior to the Merger were converted into the right to receive 661,617 warrants to purchase shares of FPM’s common stock. Accordingly, an aggregate of 661,617 warrants to purchase shares our common stock were issued to the warrant holders of FPI with exercise prices ranging from $0.95 to $2.00. In connection with the Merger, a former majority stockholder agreed to return to treasury for cancellation 9,500,000 shares of our common stock (the “Stock Cancellation”), resulting in 1,500,000 shares of common stock held by stockholders of the Company prior to the Merger remaining outstanding.  Following the Closing of the Merger, the 2011 Private Placement (see Note 7) and the Stock Cancellation there were 18,183,636 shares of the Company’s common stock outstanding.

See the report of independent registered public accounting firm.

The Company did not have any outstanding options or warrants to purchase shares of capital stock immediately prior to the closing of the Merger. Upon closing of the Merger, the Company issued 2,611,375 shares of common stock and 1,807,229 shares of Series A Preferred Stock in the 2011 Private Placement and warrants to purchase 1,817,593 shares of common stock in connection with the 2011 Private Placement. Prior to the Merger, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved 6,475,750 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon closing of the Merger, the Company issued options to purchase an aggregate of 4,423,500 shares of our common stock with strike prices ranging from $0.13 to $1.33 per share to certain of our post-Merger officers, directors, employees, consultants and others.

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

4.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2012 and 2011 consist of:

	December 31, 2012	December 31, 2011
Prepaid expenses and other:

Prepaid insurance	$45,695	$37,274
Other	31,615	13,017
Prepaid expenses and other	$77,310	$50,291

Property and equipment:

Computers and office equipment	$55,297	$30,421
Machinery and equipment	240,666	254,827
Leasehold improvements	25,171	11,288
Less: accumulated depreciation and amortization	(144,245)	(126,727)
Property and equipment, net	$176,889	$169,808

Accrued expenses:
Professional fees	$49,594	$25,702
Other	48,134	13,530
Accrued expenses	$97,728	$39,232

5.             INTANGIBLE ASSETS

Intangible assets as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

Technology license	$92,112	$117,112
Less: accumulated amortization	(36,865)	(55,957)
Intangibles, net	$55,247	$61,155

See the report of independent registered public accounting firm.

Amortization expense relating to intangible assets was $5,908, $17,235 and $106,361 during the periods ended December 31, 2012, 2011 and the period from inception to December 31, 2012, respectively.

Future amortization will approximate $10,000 for each of the next five years.

See Note 9 for commitments and contingencies associated with the Company’s technology licenses.

6.             SHORT-TERM CONVERTIBLE NOTES PAYABLE

The Company issued three short-term convertible promissory notes in January 2011, and two short-term convertible promissory notes in February 2011 for total consideration of $195,000.  The notes bear interest at 8%, were convertible into shares of common stock at $0.83 per share (234,000 shares) and the note holders were granted warrants to purchase 23,400 shares of common stock at $0.50 per share, exercisable for 5 years.  All notes were due March 31, 2011, but were subsequently extended until September 30, 2011. The notes and accrued interest of $3,765 were converted into 263,424 shares of the Company’s common stock in connection with the 2011 Private Placement on May 16, 2011 (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above notes to detachable warrants and convertible instruments based upon their relative fair value of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 2.43%, volatility of 131.11% to 151.86%, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ equity and a debt discount. Based upon the respective fair values as of the original agreement dates $7,474 of the $195,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The entire discount was amortized as of September 30, 2011.

In the fourth quarter of 2010, the Company issued three 8% short-term convertible promissory notes for $125,000. The first loan, dated October 29, 2010 for $50,000 had a maturity date of December 31, 2010. The second loan, dated November 16, 2010 for $50,000 had a maturity date of January 31, 2011. The third loan, dated December 15, 2010 for $25,000 had a maturity date of January 31, 2011. The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 150,000 shares. Warrants to purchase 15,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder (all three notes were issued to the same entity). These notes including accrued interest of  $4,937 were converted into 172,206 shares of common stock of the Company in connection with the Private Placement on May 16, 2011 (see Note 7).

In the third quarter of 2010, the Company issued an 8% short-term convertible promissory note for $100,000 to an investor and an additional 8% convertible promissory note for $15,000 to the same investor in exchange for expenses paid by the investor on behalf of the Company.  All loans were due December 31, 2010.  The first loan was dated July 27, 2010 for $100,000. The second loan was dated September 14, 2010 for $15,000.  The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 184,000 shares. Warrants to purchase 18,400 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of  $7,148 were converted into 161,884 shares of common stock of the Company in connection with the 2011 Private Placement on May 16, 2011 (see Note 7).

In the second quarter of 2010, the Company issued two 8% short-term convertible promissory notes for $150,000 to an investor. All loans were due December 31, 2010.  The first loan was dated April 19, 2010 for $100,000.  The second loan was dated May 4, 2010 for $50,000.  The notes were convertible into shares of common stock at a price of $0.83 per share, a total of 180,000 shares. Warrants to purchase 18,000 shares of common stock at $1.33 per share, exercisable for 5 years were granted to the note holder. These notes including accrued interest of $12,625 were converted into 215,527 shares of common stock of the Company in connection with the 2011 Private Placement on May 16, 2011 (see Note 7).

In accordance with ASC Topic 470, the Company allocated the proceeds of all of the above 2010 notes to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.43% percent, volatility of 75.5% to 131.78%, exercise price of $2.00, current market value of $0.75 per share and an expected life of 5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount. Based upon the respective fair values as of the original agreement dates $11,817 of the $390,000 in total debt was allocated to discounts associated with the common stock purchase warrants. The unamortized discount and related to these notes was $0 and $1,172 as of December 31, 2011 and 2010, respectively.

See the report of independent registered public accounting firm.

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

7.             2011 PRIVATE PLACEMENT

During the year ended December 31, 2011, the Company raised aggregate net proceeds of $5,524,579 pursuant to a private placement.  The Company entered into subscription agreements for the sale and issuance of an aggregate of 5,481,757 shares of its common stock, par value $.001 per share and 1,807,229 shares of Series A Preferred Stock, par value $.001 per share for a purchase price of $0.83 per share.

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

In addition on May 16, 2011, the Company converted $367,000 of deferred compensation to certain officers and directors of FPI into 442,892 shares of common stock and 155,012 warrants to purchase shares of the Company’s common stock. The conversion price was equal to the per share purchase price paid by the investors in the 2011 Private Placement.

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

In accordance with ASC Topic 470-20-30-5, the Company allocated the proceeds of the Series A Preferred Stock to detachable warrants and convertible instruments based upon their relative fair value of the preferred stock without the warrants and the warrants themselves at the time of issuance. The fair value of the warrants was determined following the guidance of ASC Topic 718; using Black-Scholes option model (using a risk free interest rate of 3.90%, volatility of 116.55%, exercise price of $1.33, current market value of $0.83 per share and an expected life of 5 years). The relative fair value of the Series A Warrant totaled $420,648. Using the principles of ASC 470-20-35-7, the Company concluded that the preferred stock discount related to the warrant was analogous to a dividend and is reflected as a dividend upon issuance, since the preferred stock is convertible upon issuance.

See the report of independent registered public accounting firm.

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

In connection with the issuance of the Series A Preferred Stock, the Company is required to pay a 10% cumulative preferred stock dividend, regardless of whether declared, on each June 30 and December 31.  For the year ended December 31, 2011, the Company accrued $97,110, in relation to the preferred stock dividend, and increased Preferred Stock by 117,001, the number of shares issued in January 2012 in satisfaction of the dividend.  For the year ended December 31, 2012, the Company has recorded a preferred stock dividend of $167,945 and issued 202,344 shares of Preferred Stock.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the securities was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the 2011 Private Placement, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 60 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review.   The Company filed a registration statement with the SEC on July 18, 2011, which was declared effective by the SEC on November 2, 2011.

8.             2012 PRIVATE PLACEMENT

On November 19, 2012, the Company entered into a private placement with investors and raised aggregate gross proceeds of $1,546,250 upon the sale of 1,819,119 shares of common stock at a price per shares of $0.85 (the “2012 Private Placement”).  For each share of common stock purchased, the investors received a warrant to purchase a share of the Company’s common stock at an exercise price of $0.90 per share and a term of one year.

Net proceeds amounted to $1,360,572 after deducting offering expenses.  Brookline Group LLC served as the placement agents in connection with the 2012 Private Placement. Brookline received cash fees of $123,700 and 181,912 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.85 and a term of five years.  The fair value of the placement agent warrants was approximately $62,000 and were recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

All of the Investors represented that they were “accredited investors,” as that term is defined in Rule 501(a) of Regulation D under the Securities Act, and the sale of the securities was made in reliance on exemptions provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the 2012 Private Placement, the Company entered into a registration rights agreement with the investors agreeing to file a registration statement within 30 days of the closing and to have the registration statement declared effective within 150 days of the closing, if the registration statement is not subject to a full review and within 180 days of the closing if the registration statement is subject to a full review.   The Company filed a registration statement with the SEC on December 21, 2012, which was declared effective by the SEC on December 31, 2012.

9.             COMMITMENTS AND CONTINGENCIES

License Agreements

In the second quarter of 2009, the Company renegotiated three of its cardiac imaging licenses with Massachusetts General Hospital (MGH) into one exclusive technology license. The renegotiated license stipulates the Company meet certain obligations, including, but not limited to, raising an aggregate $2 million in capital by the second quarter of 2010; and meeting certain development milestones relating to clinical trials and filings with the FDA. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales. Effective June 21, 2011, MGH extended the capital raise requirement through the second quarter of 2011, which requirement the Company met with the 2011 Private Placement in May 2011.

See the report of independent registered public accounting firm.

In the fourth quarter of 2011, the Company further renegotiated the exclusive technology license.  The renegotiated license extends the timelines for the development milestones by two years in exchange for a $20,000 payment. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. In accordance with the terms of the license, the Company is required to pay MGH an annual license maintenance fee of $30,000.  Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales.

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

Clinical Research Services Agreement

On September 7, 2012, the Company entered into a Clinical Research Services Agreement (“CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (CAD) patients. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Two trial sites are planned in Belgium and are expected to be concluded in the second half of 2013.

In March 2012 the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for start-up services.  The CRS Agreement provides for additional payments of $346,234 to SGS subject to a schedule of milestones relating to the progress of the clinical trial. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial has begun and released the initial data and images from the trial.

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

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and expires on April 30, 2015. The annual minimum lease payments over this three-year period for this office space are $45,600 per year plus common area costs. In conjunction with this agreement, the Company paid $5,700 as a security deposit and an additional $25,171 for leasehold improvements. The future minimum lease payments through April 30, 2015 are as follows:

Year ending December 31, 2013	$45,600
2014	45,600
2015	15,200
$106,400

See the report of independent registered public accounting firm.

Rent expense was $57,468, $42,000 and $287,468 for the years ended December 31, 2012 and 2011 and the period from inception to December 31, 2012, respectively.

Legal Contingencies

An action was filed against the Company on November 5, 2012 in the United States District Court for the Southern District of California, in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc., No. 12 CV 2674 BEN WVG.  In this action, the plaintiff alleged that he suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. The Company strongly disputes the plaintiff’s allegations and intends to vigorously defend itself against these claims.

On December 14, 2012, the Company filed its Motion to Dismiss the Complaint, wherein they asserted that the Court lacks personal jurisdiction over them, venue in the Southern District of California is improper, and that plaintiff has failed to state a claim.  On January 8, 2013, the plaintiff filed his opposition to the Company’s motion to dismiss.  And on January 15, 2013, the Company filed its reply to the plaintiff’s opposition.

A hearing was scheduled for January 22, 2013, however it has been determined that the Motion will be decided based only on the papers submitted by the parties.  The Company is currently awaiting the judge’s ruling.

Except for the foregoing, the Company is not aware of any material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

10.             INCOME TAXES

The Company is subject to taxation in the U.S. and the State of New Jersey. At December 31, 2012 and 2011, FPI had gross deferred tax assets calculated at an expected blended rate of 39.94% of approximately $5,843,000 and $5,136,000 respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $5,843,000 and $5,136,000 has been established at December 31, 2012 and 2011, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Gross deferred tax assets:
Net operating loss carry-forwards	$4,605,967	$3,503,965
Stock based expenses	994,016	1,396,526
Tax credit carry-forwards	243,441	222,134
All others	-	13,139
	5,843,425	5,135,764
Gross deferred tax liabilities:
Deferred tax asset valuation allowance	(5,843,425)	(5,135,764)
Net deferred tax asset (liability)	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31, 2012	December 31, 2011
Income taxes benefit (expense) at statutory rate	34.00%	34.00%
State income tax, net of federal benefit	(5.94)%	(5.94)%
Permanent differences
Meals & entertainment	(0.07)%	(0.11)%
Share-based compensation – Incentive Stock Options	(3.84)%	(3.59)%
Change in valuation allowance	(24.16)%	(24.36)%
	0%	0%

See the report of independent registered public accounting firm.

At December 31, 2012, the Company has gross net operating loss carry-forwards for federal income tax purposes of approximately $12,900,000, which expire in the years 2023 through 2032. The Company has gross state net operating loss carryforwards of approximately $3,600,000, which expire in the years 2031 and 2032.  The Company also has federal research and development carryforwards of approximately $243,000 which expire twenty years from the date of inception.  The net increase in the valuation allowance in the years ended December 31, 2012 and 2011 was approximately $708,000 and $1,306,000, respectively.

The Company is subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. Due to the reverse merger/recapitalization, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by FPM before the effective date of the merger.   Other ownership changes may cause the net operating losses to further be limited.  Both of the separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

11.    CAPITAL STOCK

All per share references have been restated to reflect the effect of the reverse merger/recapitalization as discussed in note 1.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2012 and December 31, 2011, 2,126,574 and 1,924,230 shares of Series A preferred stock, respectively, were issued and outstanding.

Significant terms of the Series A preferred stock, as specified in the Certificate of Designation are as follows:

Conversion
Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock (“voluntary conversion”). The conversion rate is equal to the sum of the state value of the preferred shares plus all accrued and unpaid dividends divided by $0.83, the conversion price.  Subject to the specified provisions, the Series A Preferred Stock will automatically convert into  common stock with an $0.83 conversion price on the Mandatory Conversion Date, as defined in the Certificate of Designation.  As specified in the Mandatory Conversion Date is the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (x) the Corporation shall have consummated, on or prior to such date, a Qualified Financing for aggregate gross proceeds to the Corporation of $7,000,000, (y) the volume weighted average trading price for the Common Stock for each day on thirty (30) consecutive trading days immediately preceding such date, as published by Bloomberg, must be above a price of $1.50 (“VWAP”) and the trading volume over that period must exceed 1,500,000 shares, and (z) as of such date, all shares of Common Stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933 pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 of the Act.  As of December 31, 2012, no mandatory conversion has taken place as all of the conditions required for conversion have not occurred.

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

See the report of independent registered public accounting firm.

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

For the year ended December 31, 2011, the Company accrued a preferred stock dividend of $97,110 and issued 117,001 shares of Preferred Stock in payment of such dividend.  For the year ended December 31, 2012, the Company accrued a preferred stock dividend of $167,945 and issued 202,344 shares of Preferred Stock in payment of such dividends.

Liquidation preference
In the event of liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series A Preferred Stock shall be entitled to receive, for each share thereof, out of assets of the Company legally available therefor, a preferential amount in cash, per share of Series A Preferred Stock, equal to (and not more than) the sum of the (x) Stated Value, plus (y) all accrued and unpaid dividends thereon.  All preferential amounts to be paid to the holders of Series A Preferred Stock in connection with such liquidation, dissolution or winding up shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of  the Company's Common Stock.  If upon any such distribution the assets of the Company shall be insufficient to pay the holders of the outstanding shares of Series A Preferred Stock the full amounts to which they shall be entitled, such holders shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable thereon were paid in full.

Voting
The holders of the Series A Preferred Stock have the right to one vote for each share of common stock into which such Series A Preferred Stock could then convert.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At December 31, 2012 and December 31, 2011, the Company had issued and outstanding 24,330,013 and 22,310,894, respectively, shares of its common stock.

In March 2012, the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.  In September 2012, the Company issued 70,000 shares of common stock to employees, valued at $1.00 per share, for compensation.  The total fair value of these shares, $180,500, is included in operating expenses.  In November 2012, the Company issued 1,819,119 shares of common stock, valued at $0.85 per share, in conjunction with a private placement (see note 8).

12.    STOCK PURCHASE WARRANTS

Common Stock Warrants

All issuances of common stock warrants during the years ending December 31, 2012 and 2011 were related to equity financing or compensation to non-employees for services.

See the report of independent registered public accounting firm.

The following is a summary of all common stock warrant activity during the year ended December 31, 2012:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price

Warrants issued and exercisable at December 31, 2011	4,843,531	$0.95 - $2.00	$1.21
Warrants Granted	2,598,531	$0.50 - $0.95	$0.85
Warrants Expired	(37,500)	$2.00	$2.00

Warrants issued and exercisable at December 31, 2012	7,404,562	$0.50 - $2.00	$1.08

During the year ended December 31, 2012, the Company issued an aggregate of 320,000 common stock warrants to non-employees for consulting services.  The fair value of the warrants, determined using a Black-Scholes option pricing model, was approximately $134,000 and is included in professional fees in the accompanying consolidated statements of operations for the year ended December 31, 2012.

In June 2012, the Company exchanged 277,500 common stock options for 277,500 common stock warrants with the same terms resulting in no incremental fair value to be recorded by the Company.

In connection with the 2012 Private Placement, the Company issued 1,819,119 common stock warrants to investors and 181,912 common stock warrants to the placement agent.

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2012:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	1.30	$0.50
$0.83	1,041,028	2.65	$0.83
$0.84	20,000	3.59	$0.84
$0.85	281,912	4.56	$0.85
$0.90	1,819,119	0.88	$0.90
$0.95	106,250	0.86	$0.95
$1.00	426,417	6.35	$1.00
$1.33	3,432,336	2.50	$1.33
	7,404,562	2.36	$1.08

The Company used the Black-Scholes option price calculation to value the warrants granted in 2012 and 2011 using the following assumptions: risk-free rate of 2.42% and 2.69% to 3.90%, respectively, volatility ranging from 77.70%, to a range of 72.60% to 117%, respectively; actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

13.             COMMON STOCK OPTIONS

On February 11, 2011, the Company adopted its 2011 Equity Incentive Plan (the “Plan”) under which 6,475,750 shares of common stock were reserved for issuance under options or other equity interests as set forth in the Plan. Under the Plan, options are available for issuance to employees, officers, directors, consultants and advisors. The Plan provides that the Board of Directors will determine the exercise price and vesting terms of each option on the date of grant. Options granted under the Plan generally expire ten years from the date of grant.

See the report of independent registered public accounting firm.

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

In May 2011, prior to the Merger, the Company granted Johan (Thijs) Spoor, the Company’s CEO, options to purchase 400,000, shares of common stock in the Company at $0.75 per share (aggregate fair value of $200,763). Mr. Spoor’s options will vest annually over four (4) years.  These options were adjusted for the exchange ratio and post-merger the options are exercisable into 600,000 shares of common stock at $0.50 (aggregate fair value of $671,520) per share with one-quarter of the shares vesting annually.

Additionally, in May 2011, the Company issued 450,000 shares of common stock as a cashless exercise of 900,000 Stock Options.  Immediately following the Merger, FPM issued 161,250 fully paid and non-assessable shares of restricted common stock in the cashless exercise of 215,000 (pre-merger FluoroPharma, Inc.) options to a director of the Company.  These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of December 31, 2012.  The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the Board of Directors to provide for immediate vesting.  The weighted average grant-date fair value is $0.83 per share.

The following is a summary of all common stock option activity for the year ended December 31, 2012:

	Shares Under Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2011	4,167,584	$0.62
Options granted	976,464	$0.84
Options forfeited	(1,108,620)	$0.39
Options exercised	-	$-
Outstanding at December 31, 2012	4,035,428	$0.66

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2011	2,876,714	$0.58
Exercisable at December 31, 2012	2,294,053	$0.66

The weighted average fair value of options granted during the year ended December 31, 2012 was $0.53.

The weighted average remaining contractual term for exercisable and outstanding options is 5.99 and 7.21 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $598,000 and $877,000, respectively.

As of December 31, 2012, there was approximately $1,100,000 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 2.13 years at December 31, 2012.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

See the report of independent registered public accounting firm.

14.    RETIREMENT PLAN

In 2011, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  All employees are eligible to be to become participants of the plan upon reaching age 21 on the first day of the month following the hire date.  Each employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations.  The Company reserves the right to make additional contributions to the plan.  The Company has elected to make “safe harbor” contributions equal to 100% of the first 6% of participants’ elective deferrals.  In the years ended December 31, 2012 and 2011, the Company recognized expense related to its contributions of $15,291 and $3,500, respectively.

15.    RESTATEMENT

The consolidated financial statements as of and for the year ended December 31, 2011 have been restated to reflect stock option expense of $167,880 related to a portion of an option grant which had not vested and was improperly recognized during the period.  This restatement results from the Company following the guidance of ASC 250-10, which provides accounting guidance for correction of an error.  As a result of this guidance, the Company recorded a decrease to general and administrative expense of $167,880, representing the fair value of the unvested option.

The effect of this restatement is a decrease to additional paid-in capital of $167,880 from the previously reported amount of $16,015,484, with a corresponding decrease to the previously reported amount of $(12,873,729) of deficit accumulated during the development stage for the same amount as of and for the period ended December 31, 2011. This restatement has no impact on the Company's net financial condition.  The consolidated statement of operations for the year ended December 31, 2011 and for the cumulative period June 13, 2003 (inception) to December 31, 2011 each reflect a decrease in general and administrative expense of $167,880.  The effect of this restatement on net loss is to decrease the net loss $167,880 from the previously reported amount of $(3,428,105). The effect of this restatement on loss per share is to decrease the loss from a previously reported amount of $(0.25) per share for the year ended December 31, 2011 to a revised net loss per share of $(0.24) per share.   There was no impact of the restatement on any other periods.

16.    SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2012, identifying those that are required to be disclosed as follows:

On January 3, 2013, the Company announced that Phase II Clinical trials will be conducted at Massachusetts General Hospital for BFPET, the Company's imaging agent under evaluation for measuring cardiovascular blood flow.

In January 2013, the Company granted options to purchases 225,000 shares of the Company’s common stock to the members of its Board of Directors and 215,000 shares to employees with all an exercise price of $0.83 per share.

In January 2013, the Company granted 20,000 shares of the Company’s common stock in payment for services provided to the Company.