Form 10-Q
period 2013-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2013-05-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2013, there were 24,360,013 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

PART I - FINANCIAL INFORMATION

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$630,860	$1,304,088
Prepaid expenses and other	40,176	77,310
Total Current Assets	671,036	1,381,398

Property and equipment, net	173,293	176,889
Intangible assets, net	53,770	55,247

Total Assets	$898,099	$1,613,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$194,994	$137,779
Accrued expenses	85,274	97,728
Total Current Liabilities	280,268	235,507

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock Series A; $0.001 par value, 3,500,000 designated 2,126,574 shares issued and outstanding at March 31, 2013 and at December 31, 2012, respectively (preference in liquidation of $1,809,114 at March 31, 2013)	2,127	2,127
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 24,360,013 and 24,330,013 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	24,361	24,331
Additional paid-in capital	18,514,046	18,242,109
Deficit accumulated in the development stage	(17,922,703)	(16,890,540)
Total Stockholders’ Equity	617,831	1,378,027

Total Liabilities and Stockholders’ Equity	$898,099	$1,613,534

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		June 13, 2003 (inception) to
	2013	2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)
Operating Expenses:
General and administrative	$767,599	$641,919	$11,677,976
Research and development	291,199	295,295	6,358,262
Total Operating Expenses	1,058,798	937,214	18,036,238

Loss from Operations	(1,058,798)	(937,214)	(18,036,238)

Other Income (Expense):
Interest income	167	187	5,263
Other income	70,525	-	70,525
Gain on debt restructuring	-	-	1,358,127
Loss on disposition of fixed assets	-	-	(72,695)
Gain on settlement of accounts payable	-	124,000	258,031
Interest expense	-	-	(316,326)
Total Other Income (Expense), net	70,692	124,187	1,302,925

Loss Before Provision for Income Taxes	(988,106)	(813,027)	(16,733,313)

Provision for Income Taxes	-	-	-

Net Loss	$(988,106)	$(813,027)	$(16,733,313)

Preferred Stock Dividend	(44,057)	(40,313)	(1,189,390)

Net Loss Attributable to Common Stockholders	$(1,032,163)	$(853,340)	$(17,922,703)

Net loss per common share - Basic and Diluted	$(0.04)	$(0.04)	$(1.82)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	24,345,461	22,336,894	9,833,159

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		June 13, 2003 (inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)
Net loss	$(988,106)	$(813,027)	$(16,733,313)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,102	7,551	262,090
Non-cash fair value of common stock issued for consulting	25,150	-	159,138
Share-based compensation related to employee stock options	134,525	100,023	2,819,472
Amortization of debt discount	-	-	19,292
Non-cash fair value of stock options issued to non-employees for consulting	112,292	110,500	1,487,044
Non-cash fair value of warrants issued to non-employees	-	-	134,420
Expenses paid by issuance of preferred stock/ common stock	-	-	247,650
Loss on fixed asset dispositions	-	-	72,695
Gain on debt and accounts payable settlement	-	(124,000)	(1,616,158)
Loss on early extinguishment of debt	-	-	61,419
(Increase) decrease in:		-	-
Accounts receivable	-	-	50,000
Prepaid expenses and other	37,134	18,128	(40,176)
Increase (decrease) in:
Accounts payable	57,215	(113,622)	707,244
Accrued expenses	(56,511)	(32,774)	536,999
Net Cash Used by Operating Activities	(672,199)	(847,221)	(11,832,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	-	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(1,029)	(31,282)	(414,001)
Net Cash Used by Investing Activities	(1,029)	(31,282)	(575,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholder	-	-	1,400,000
Proceeds from issuance of short-term convertible notes	-	-	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	-	-	8,430,920
Proceeds from sale of preferred stock, net	-	-	1,920,000
Net Cash Provided by Financing Activities	-	-	13,038,585

Net Increase (Decrease) in Cash and Cash Equivalents	(673,228)	(878,503)	630,860
Cash and Cash Equivalents, Beginning of Period	1,304,088	3,265,141	-
Cash and Cash Equivalents, End of Period	$630,860	$2,386,638	$630,860

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-		$-
Income tax paid	$-		$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Preferred Stock Dividend	$(44,057)	$(40,313)	$(1,189,390)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$-	$-	$1,616,158
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$-	$7,474

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FluoroPharma Medical, Inc. (“FPM”, "FluoroPharma" or the “Company”), a Nevada corporation, is a molecular imaging company headquartered in Montclair, NJ. The Company was founded as FluoroPharma Inc. in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc.("Subsidiary"), a Delaware corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012, as included in the Company's Form 10-K filed with the SEC on March 28, 2013.

As of March 31, 2013, the Company has not generated any revenues from its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash balances were highly liquid at March 31, 2013 and December 31, 2012.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2013 and December 31, 2012 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $6,102, $7,551 and $262,090 in the periods ended March 31, 2013, 2012 and the period from inception to March 31, 2013, respectively.  At March 31, 2013, included in Property and Equipment was idle equipment with a carrying value of $128,245 purchased by the Company for use in future clinical trials.

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

Management has determined that no impairments had occurred as of March 31, 2013 or December 31, 2012.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at March 31, 2013 and December 31, 2012.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at March 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the periods ended March 31, 2013 and December 31, 2012.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the periods ended March 31, 2013 and 2012 of $134,525 and $100,023, respectively, and $2,819,472 for the period from June 13, 2003 (inception) to March 31, 2013.

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

To compute compensation expense, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model for employees, and calculated the fair value of each option award at the end of the period for non-employees.  The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient historical market information to estimate the volatility of its own stock.  The expected term of options granted represents the period of time that options are expected to be outstanding.  The Company estimated the expected term of stock options by using the simplified method. The expected forfeiture rates are based on the historical employee forfeiture experiences.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company has not declared a dividend on its common stock since its inception and has no intentions of declaring a dividend in the foreseeable future and therefore used a dividend yield of zero.

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2013	2012

Risk-free interest rate	2.61%	2.42%
Expected volatility	62.20%	77.70%
Dividend yield	none	none
Expected term	6 years	5 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of March 31, 2013, the Company had outstanding options exercisable for 4,475,428 shares of its common stock, warrants exercisable for 7,318,312 shares of its common stock and preferred stock convertible into 2,179,656 shares of common stock.  At March 31, 2012, the Company had outstanding options exercisable for 3,749,047 shares of its common stock, and warrants exercisable for 4,813,531 shares of common stock, and preferred stock convertible into 1,972,666 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Reclassification

Certain items in the 2012 financial statements have been reclassified to conform to the current year presentation.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $17,922,703 as of March 31, 2013.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, the Company raised $1,360,572 net of offering costs, through the private placement of common stock and warrants (see Note 2).

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of the 2012 private placement in Note 2), that it will be able to raise additional funds in the future.  In November 2012, the Company issued warrants to purchase 1,819,119 shares of common stock of the Company at an exercise price of $0.90 which expire in November 2013. If these warrants are exercised, the Company will receive approximately $1,637,207 in funding. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all or in the time frames we anticipate. Also, there can be no assurance that any or all of the warrants that expire in November 2013 will be exercised by the holders. If the Company is unable to raise additional capital as may be needed to meet its operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.  2012 PRIVATE PLACEMENT

On November 19, 2012, the Company entered into a private placement with investors and raised aggregate gross proceeds of $1,546,250 upon the sale of 1,819,119 shares of common stock at a price per share of $0.85 (the “2012 Private Placement”).  For each share of common stock purchased, the investors received a warrant to purchase a share of the Company’s common stock at an exercise price of $0.90 per share and a term of one year.  Net proceeds amounted to $1,360,572 after deducting offering expenses.

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

3.  COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has one exclusive technology license with Massachusetts General Hospital (MGH) which consists of three of its cardiac imaging licenses. The license requires the Company to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the FDA. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones.  In accordance with the terms of the license, the Company is required to pay MGH an annual license maintenance fee of $30,000.  Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales.

The Company is current with all stipulated obligations and milestones under the cardiac imaging license agreement and the agreement remains in full force and effect. The Company believes that it maintains a good relationship with MGH and will be able to obtain waivers or extension of its obligations under the license agreement, should the need arise. If MGH were to refuse to provide the Company with a waiver or extension of any of its obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on the Company as it may be unable to commercialize products without exclusivity and would lose its competitive edge for portions of the patent portfolio.

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

In March 2012 the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for start-up services.  The CRS Agreement provides for additional payments of $346,234 to SGS subject to a schedule of milestones relating to the progress of the clinical trial. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial.

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
$106,400

Rent expense was $7,800, $15,000 and $295,268 for the periods ended March 31, 2013 and 2012 and the period from inception to March 31, 2013, respectively.

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

On December 14, 2012, the Company filed its Motion to Dismiss the Complaint, wherein it asserted that the Court lacks personal jurisdiction over it, venue in the Southern District of California is improper, and that plaintiff has failed to state a claim.  On January 8, 2013, the plaintiff filed his opposition to the Company’s motion to dismiss and on January 15, 2013, the Company filed its reply to the plaintiff’s opposition.

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

4.  CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At March 31, 2013 and December 31, 2012, 2,126,574 shares of Series A preferred stock, respectively, were issued and outstanding.

Significant terms of the Series A preferred stock, as specified in the Certificate of Designation (“COD”) are as follows:

Conversion
Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock (“voluntary conversion”). The conversion rate is equal to the sum of the stated value of the preferred shares plus all accrued and unpaid dividends divided by $0.83, the conversion price.  Subject to the specified provisions, the Series A Preferred Stock will automatically convert into  common stock at an $0.83 conversion price on the Mandatory Conversion Date.   Mandatory Conversion Date as defined in the COD is the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, on or prior to such date, a Qualified Financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Common Stock for each day on thirty (30) consecutive trading days immediately preceding such date, as published by Bloomberg, must be above a price of $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of Common Stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933 pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 of the Act.  As of March 31, 2013, no mandatory conversion has taken place as all of the conditions required for conversion have not occurred.

Dividends
(a) Cumulative Preferred Dividends.  Each holder of the Series A Preferred Stock shall be entitled to receive cash dividends payable on the Stated Value of the Series A Preferred Stock at a rate of 10% per annum which shall be cumulative, accrue daily from the original issuance date of the Series A Preferred Stock (the “Issuance Date”); provided however, if either (i) the Company shall not have consummated a Qualified Financing, as defined in the COD, with aggregate gross proceeds to the Company of $7,000,000 on or before June 30, 2012, or (ii) for any reason, any shares of Common Stock issuable upon conversion of the Series A Preferred Stock are not registered under the Securities Act of 1933 (the “Act”) pursuant to an effective registration statement on or before June 30, 2012 or are not otherwise eligible for sale under Rule 144 of the Act, then, effective July 1, 2012, the rate of dividends on the Series A Preferred Stock shall increase to 12% per annum.  As of June 30, 2012, both of the above conditions have been met by the Company and accordingly, the rate of dividends on the Series A Preferred Stock remains at 10% per annum.

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

For the three months ended March 31, 2013, the Company accrued a preferred stock dividend of $44,057.  For the year ended December 31, 2012, the Company accrued a preferred stock dividend of $167,945 and issued 202,344 shares of Preferred Stock in payment of such dividends.

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

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At March 31, 2013 and December 31, 2012, the Company had issued and outstanding 24,360,013 and 24,330,013, respectively, shares of its common stock.

In March 2012, the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.  In September 2012, the Company issued 70,000 shares of common stock to employees, valued at $1.00 per share, for compensation.  The total fair value of these shares, $180,500, is included in 2012 operating expenses.  In November 2012, the Company issued 1,819,119 shares of common stock, valued at $0.85 per share, in conjunction with a private placement (see note 3).

During the three months ended March 31, 2013, the Company issued 30,000 shares of common stock for services performed pursuant to a consulting agreement.  The total fair value of these shares, $25,150, is included in operating expenses.

5.  STOCK PURCHASE WARRANTS

Common Stock Warrants

All issuances of common stock warrants during the three months ended March 31, 2013 and the year ended December 31, 2012 were related to equity financing or compensation to non-employees for services.

The following is a summary of all common stock warrant activity through March 31, 2013:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price
Warrants issued and exercisable at December 31, 2012	7,404,562	$0.50 - $2.00	$1.08
Warrants Granted	-	$-	$-
Warrants Expired	(86,250)	$0.95	$0.95
Warrants issued and exercisable at March 31, 2013	7,318,312	$ 0.50 -$2.00	$1.08

During the year ended December 31, 2012, the Company issued an aggregate of 320,000 common stock warrants to non-employees for consulting services.  The fair value of the warrants, determined using a Black-Scholes option pricing model, was approximately $134,000 and is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2012.

In June 2012, the Company exchanged 277,500 common stock options for 277,500 common stock warrants with the same terms resulting in no incremental fair value to be recorded by the Company.

In connection with the 2012 Private Placement, the Company issued 1,819,119 common stock warrants to investors and 181,912 common stock warrants to the placement agent.

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2013:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	1.05	$0.50
$0.83	1,041,028	2.41	$0.83
$0.84	20,000	3.34	$0.84
$0.85	281,912	4.32	$0.85
$0.90	1,819,119	0.64	$0.90
$0.95	20,000	3.51	$0.95
$1.00	426,417	6.10	$1.00
$1.33	3,432,336	2.26	$1.33
	7,318,312	2.14	$1.08

The Company used the Black-Scholes option price calculation to value the warrants granted in 2012 using the following assumptions: risk-free rate of 2.42, volatility ranging from 62.2%; actual term and exercise price of warrants granted. See Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments.”

6.  COMMON STOCK OPTIONS

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company.  These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of March 31, 2013.  The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the Board of Directors to provide for immediate vesting.  The weighted average grant-date fair value is $0.83 per share.

The following is a summary of all common stock option activity for the quarter ended March 31, 2013:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,035,428	$0.66
Options granted	440,000	$0.83
Options forfeited	-	$-
Options exercised	-	$-
Outstanding at March 31, 2013	4,475,428	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2012	2,294,053	$0.66
Exercisable at March 31, 2013	2,519,053	$0.67

The weighted average fair value of options granted during the quarter ended March 31, 2013 was $0.49.

As of March 31, 2013, the weighted average remaining contractual term for exercisable and outstanding options is 6.10 and 7.24 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $586,000 and $856,000, respectively.

As of March 31, 2013, there was approximately $1,048,000 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.89 years at March 31, 2013.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

7.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2013, identifying those that are required to be disclosed as follows:

On May 7, 2013, an order was entered in the United States District Court, Southern District of California, granting the Company’s Motion to Dismiss for Lack of Personal Jurisdiction the action brought against the Company by Todd Nelson.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the Securities and Exchange Commission.

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

Management has determined that no impairments had occurred as of March 31, 2013 or December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012.

There were no operating revenues for the three months ended March 31, 2013 and 2012.

General and Administrative Expenses

General and administrative expenses were $767,599 and $641,919 for the three months ended March 31, 2013 and 2012, respectively. The increase was due primarily to increases in investor relations activities as well as a general increase in operating expenses, which we expect to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Research and Development Expenses

Research and development expenses were $291,199 and $295,295 for the three months ended March 31, 2013 and 2012, respectively. In the three months ended March 31, 2013, the Company incurred approximately $65,000 in clinical trial expenses. During the three months ended March 31, 2012, the Company incurred large start-up costs for its clinical trial in Belgium, and as a result there was a net decrease in research and development expenses for the three months ended March 31, 2013. We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

Interest and Other Income and Expenses, net

Other income, net was $70,692 and $124,187 for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, the Company received other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder.  For the three months ended March 31, 2012, the Company recorded a gain on settlements of accounts payable of approximately $124,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $17,922,703 as of March 31, 2013.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, we raised gross proceeds of $1,546,250 through a private placement of our common stock and warrants.

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

Net cash used in operating activities for the three months ended March 31, 2013 was $672,199, which primarily reflected our net loss of $988,106, offset by non-cash expenses of $278,069 and an increase in working capital of $37,838.  Net cash used in operating activities for the three months ended March 31, 2012 was $847,221 which primarily reflected our net loss of $813,027, changes in working capital and gain on settlement of accounts payable of $124,000.

Net cash used by investing activities was $1,029 for the three months ended March 31, 2013, which primarily reflected purchases of office equipment.  For three months ended March 31, 2012, net cash used by investing activities was $31,282, which primarily reflected a purchase of office furniture and leasehold improvements.

There were no financing activities in the three months ended March 31, 2013 and 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On May 7, 2013, an order was entered in the United States District Court, Southern District of California, granting the Company's Motion to Dismiss for Lack of Personal Jurisdiction the action brought against the Company by Todd Nelson.

Except for the foregoing, the Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company issued 30,000 shares of Common Stock for services performed pursuant to a consulting agreement.

The above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: May 15, 2013	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principle Executive Officer)