Form 10-Q
period 2013-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2013-08-19
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2013, there were 24,380,013 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

PART I - FINANCIAL INFORMATION

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$65,935	$1,304,088
Prepaid expenses & other	30,711	77,310
Total Current Assets	96,646	1,381,398

Property and equipment, net	168,709	176,889
Intangible assets, net	52,293	55,247

Total Assets	$317,648	$1,613,534

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$339,827	$137,779
Notes Payable - Stockholders	200,000	-
Accrued expenses	34,134	97,728
Total Current Liabilities	573,961	235,507

Commitments & Contingencies

Stockholders’ Equity (Deficit):
Preferred stock - Series A - $0.001 par value, 3,500,000 designated 2,234,673 and 2,126,574 shares issued and outstanding at June 30, 2013 and at December 31, 2012, respectively	2,236	2,127
(preference in liquidation of $1,854,779 at June 30, 2013)
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 24,375,013 and 24,330,013 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24,376	24,331
Additional paid-in capital	18,786,302	18,242,109
Deficit accumulated in the development stage	(19,069,227)	(16,890,540)
Total Stockholders’ Equity (Deficit)	(256,313)	1,378,027

Total Liabilities and Stockholders’ Equity (Deficit)	$317,648	$1,613,534

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 13, 2003 (inception) to
	2013	2012	2013	2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating Expenses:
General and administrative	$718,722	$586,167	$1,486,321	$1,228,086	$12,396,698
Research and development	365,534	264,976	656,733	560,271	6,723,796
Total Operating Expenses	1,084,256	851,143	2,143,054	1,788,357	19,120,494

Loss from Operations	(1,084,256)	(851,143)	(2,143,054)	(1,788,357)	(19,120,494)

Other Income (Expense):
Interest income	42	187	209	374	5,305
Other Income	-	-	70,525	-	70,525
Gain on debt restructuring	-	-	-	-	1,358,127
Loss on disposition of fixed assets	-	-	-	-	(72,695)
Gain on settlement of accounts payable	-	-	-	124,000	258,031
Interest and other expense	(16,646)	-	(16,646)	-	(332,972)
Total Other Income (Expense), net	(16,604)	187	54,088	124,374	1,286,321

Loss Before Provision for Income Taxes	(1,100,860)	(850,956)	(2,088,966)	(1,663,983)	(17,834,173)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,100,860)	$(850,956)	$(2,088,966)	$(1,663,983)	$(17,834,173)

Preferred Stock Dividend	(45,664)	(41,103)	(89,721)	(81,416)	(1,235,054)

Net Loss Attributable to Common Stockholders	$(1,146,524)	$(892,059)	$(2,178,687)	$(1,745,399)	$(19,069,227)

Net loss per common share - Basic and Diluted	$(0.05)	(0.04)	$(0.09)	$(0.08)	$(1.87)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	24,365,067	22,440,894	24,355,346	22,389,182	10,193,512

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,		June 13, 2003 (inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)
Net loss	$(2,088,966)	$(1,663,983)	$(17,834,173)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	12,163	12,464	268,151
Non-cash fair value of common stock issued for consulting	36,150	-	170,138
Share-based compensation related to employee stock options	264,715	158,430	2,949,662
Amortization of debt discount	-	-	19,292
Non-cash fair value of stock and options issued to non-employees for consulting	153,761	110,500	1,528,513
Non-cash fair value of warrants issued to non-employees	-	45,816	134,420
Expenses paid by issuance of preferred stock/ common stock	-		247,650
Loss on fixed asset dispositions	-	-	72,695
Gain on debt and accounts payable settlement	-	(124,000)	(1,616,158)
Loss on early extinguishment of debt	-	-	61,419
(Increase) decrease in:
Accounts receivable	-	-	50,000
Prepaid expenses	46,599	(56,569)	(30,711)
Increase (decrease) in:
Accounts payable	202,048	11,879	852,077
Accrued expenses	(63,594)	(36,122)	529,916
Net Cash Used by Operating Activities	(1,437,124)	(1,541,585)	(12,597,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	-	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(1,029)	(33,035)	(414,001)
Net Cash Used by Investing Activities	(1,029)	(33,035)	(575,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable – stockholders	200,000	-	1,600,000
Proceeds from issuance of short-term convertible notes	-	-	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	-	-	8,430,920
Proceeds from sale of preferred stock, net	-	-	1,920,000
Net Cash Provided by Financing Activities	200,000	-	13,238,585

Net Increase (Decrease) in Cash and Cash Equivalents	(1,238,153)	(1,574,620)	65,935
Cash and Cash Equivalents, Beginning of Period	1,304,088	3,265,141	-
Cash and Cash Equivalents, End of Period	$65,935	$1,690,521	$65,935

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	-	$-
Income tax paid	$-	-	$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Preferred Stock Dividend	$(89,721)	$(81,416)	$(1,235,054)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$-	$(124,000)	$1,616,158
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$-	$7,474

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc. ("Subsidiary"), a Delaware corporation.

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

As of June 30, 2013, the Company has not generated any revenues from its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash balances were highly liquid at June 30, 2013 and December 31, 2012.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at June 30, 2013 and December 31, 2012 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $12,163, $12,464 and $268,151 in the periods ended June 30, 2013, 2012 and the period from inception to June 30, 2013, respectively.  At June 30, 2013, included in Property and Equipment was idle equipment with a carrying value of $128,245 purchased by the Company for use in future clinical trials.

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

Management has determined that no impairments had occurred as of June 30, 2013 or December 31, 2012.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash, cash equivalents short-term notes payable and accounts payable. All instruments are accounted for on the historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at June 30, 2013 and December 31, 2012.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at June 30, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the periods ended June 30, 2013 and December 31, 2012.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. FPM uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the periods ended June 30, 2013 and 2012 of $264,715 and $158,430, respectively, and $2,949,662 for the period from June 13, 2003 (inception) to June 30, 2013.

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

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of June 30, 2013, the Company had outstanding options exercisable for 4,550,428 shares of its common stock, warrants exercisable for 7,318,312 shares of its common stock and preferred stock convertible into 2,234,673 shares of common stock.  At June 30, 2012, the Company had outstanding options exercisable for 3,876,548 shares of its common stock, and warrants exercisable for 5,183,531 shares of common stock, and preferred stock convertible into 2,022,321 shares of common stock.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $19,069,227 as of June 30, 2013.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, the Company raised $1,360,572 net of offering costs, through the private placement of common stock and warrants (see Note 2).  During the six months ended June 30, 2013, the Company issued short-term notes payable for $200,000 (see Note 3).  At the conclusion of their audit of the Company’s financial statements for the year ended December 31, 2012, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern.

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

2.  2012 PRIVATE PLACEMENT

On November 19, 2012, the Company conducted a private placement offering and raised aggregate gross proceeds of $1,546,250 upon the sale of 1,819,119 shares of common stock at a price per share of $0.85 (the “2012 Private Placement”).  For each share of common stock purchased, the investors received a warrant to purchase a share of the Company’s common stock at an exercise price of $0.90 per share and a term of one year.  Net proceeds amounted to $1,360,572 after deducting offering expenses.

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

3.  SHORT-TERM NOTES PAYABLE

One June 21 and June 27, 2013, the Company entered into Note Purchase Agreements (the “NPA”) with investors for the sale and issuance of promissory notes in the principal amount of $150,000 and $50,000, respectively (the “Notes”).

The Notes bear interest at the rate of 10% per annum, and mature six months from the date of issuance.  The Notes contain customary default provisions and provide that 110% of principal amount of the Notes shall be exchanged by the investor into securities offered in a subsequent financing consummated by the Company prior to the maturity date of the Notes.

As of June 30, 2013, the Company has accrued approximately $400 in interest on the Notes and incurred approximately $15,000 in costs related to issuing the Notes.  These costs are included in interest and other expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.

4.  COMMITMENTS AND CONTINGENCIES

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
$106,400

Rent expense was $15,700, $35,100 and $303,136 for the six months ended June 30, 2013 and 2012 and the period from inception to June 30, 2013, respectively.

Legal Contingencies

The Company is not aware of any material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation (see Note 8).

5.  CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At June 30, 2013 and December 31, 2012, 2,234,673 and 2,126,574 shares of Series A preferred stock, respectively, were issued and outstanding.

Significant terms of the Series A preferred stock, as specified in the Certificate of Designation (“COD”) are as follows:

Conversion
Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock (“voluntary conversion”). The conversion rate is equal to the sum of the stated value of the preferred shares plus all accrued and unpaid dividends divided by $0.83, the conversion price.  Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at a $0.83 conversion price on the Mandatory Conversion Date.   Mandatory Conversion Date as defined in the COD is the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, on or prior to such date, a Qualified Financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Common Stock for each day on thirty (30) consecutive trading days immediately preceding such date, as published by Bloomberg, must be above a price of $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of Common Stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933 pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 of the Act.  As of June 30, 2013, no mandatory conversion has taken place as all of the conditions required for conversion have not occurred.

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

For the six months ended June 30, 2013, the Company accrued a preferred stock dividend of $89,721 and issued 108,099 shares of Preferred Stock in payment of such dividends.  For the year ended December 31, 2012, the Company accrued a preferred stock dividend of $167,945 and issued 202,344 shares of Preferred Stock in payment of such dividends.

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

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At June 30, 2013 and December 31, 2012, the Company had issued and outstanding 24,375,013 and 24,330,013, respectively, shares of its common stock.

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

During the six months ended June 30, 2013, the Company issued 45,000 shares of common stock for services performed pursuant to a consulting agreement.  The total fair value of these shares, $36,150, is included in operating expenses.

6.  STOCK PURCHASE WARRANTS

Common Stock Warrants

There were no warrants issued in the six months ended June 30, 2013.  All issuances of common stock warrants during the year ended December 31, 2012 were related to equity financing or compensation to non-employees for services.

The following is a summary of all common stock warrant activity through June 30, 2013:

	Number of Shares	Exercise Price Share	Weighted Average
	Under Warrants	Per Share	Exercise Price
Warrants issued and exercisable at December 31, 2012	7,404,562	$0.50 - $2.00	$1.08
Warrants Granted	-	$-	$-
Warrants Expired	(86,250)	$0.95	$0.95
Warrants issued and exercisable at June 30, 2013	7,318,312	$0.50 - $2.00	$1.08

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

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2013:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	0.80	$0.50
$0.83	1,041,028	2.16	$0.83
$0.84	20,000	3.09	$0.84
$0.85	281,912	4.07	$0.85
$0.90	1,819,119	0.39	$0.90
$0.95	20,000	3.26	$0.95
$1.00	426,417	5.85	$1.00
$1.33	3,432,336	2.01	$1.33
	7,318,312	1.89	$1.08

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company.  These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of June 30, 2013.  The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the Board of Directors to provide for immediate vesting.  The weighted average grant-date fair value is $0.83 per share.

The following is a summary of all common stock option activity for the quarter ended June 30, 2013:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,035,428	$0.66
Options granted	515,000	$0.83
Options forfeited	-	$-
Options exercised	-	$-
Outstanding at June 30, 2013	4,550,428	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2012	2,294,053	$0.66
Exercisable at June 30, 2013	2,594,053	$0.68

The weighted average fair value of options granted during the six months ended June 30, 2013 was $0.49.

As of June 30, 2013, the weighted average remaining contractual term for exercisable and outstanding options is 5.97 and 7.04 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $431,000 and $584,000, respectively.

As of June 30, 2013, there was approximately $902,000 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.55 years at June 30, 2013.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

8.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2013, identifying those that are required to be disclosed as follows:

On July 16, 2013, Plaintiff, Todd Nelson, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and  Does 1 through 10,  No. 13 CV 01152 JCM CWH, which is pending before the United States District Court for the District of Nevada.  In this action, the Plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200.00 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.  The Company was due to respond to these allegations by August 6, 2013, however on August 5, 2013 the company filed an Emergency Motion to Extend the Time to Answer or Otherwise Respond to Complaint.  The Court granted the Company’s Emergency Motion extending its time to respond to the allegations until August 16, 2013. On August 16, 2013, the Company filed a Motion to Dismiss the Complaint. The Company is presently awaiting the Plaintiff's response to its motion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes”,“anticipates”,“expects”,“intends”,“projects”,“will” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the Securities and Exchange Commission.

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

On June 20, 2013, the Company announced its internal review of imaging data received from our ongoing Phase II clinical trial for CardioPET™ (FCPHA) to assess myocardial perfusion and fatty acid uptake in coronary artery disease patients.

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

Management has determined that no impairments had occurred as of June 30, 2013 or December 31, 2012.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012.

Revenues

There were no operating revenues for the three and six months ended June 30, 2013 and 2012.

General and Administrative Expenses

General and administrative expenses were $718,722 and $586,167 for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses were $1,486,321 and $1,228,086 for the six months ended June 30, 2013 and 2012, respectively. The increase was due primarily to increases in investor relations activities as well as a general increase in operating expenses, which we expect to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Research and Development Expenses

Research and development expenses were $365,534 and $264,976 for the three months ended June 30, 2013 and 2012, respectively. Research and development expenses were $656,733 and $560,271 for the six months ended June 30, 2013 and 2012, respectively. In the six months ended June 30, 2013, the Company incurred approximately $220,000 in clinical trial expenses. We expect research and development expenses to continue to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

Interest and Other Income and Expenses, net

Other income (expense), net was $(16,604) and $187 for the three months ended June 30, 2013 and 2012, respectively. Other income, net was $54,088 and $124,374 for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the Company received other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder, offset by approximately $17,000 of expenses related to the closing of the notes payable.  For the six months ended June 30, 2012, the Company recorded a gain on settlements of accounts payable of approximately $124,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $19,069,227 as of June 30, 2013.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, we raised gross proceeds of $1,546,250 through a private placement of our common stock and warrants.

In June 2013, we entered into Note Purchase Agreements (the “Notes”) with investors for the sale and issuance of 10% promissory notes in the aggregate principal amount of $200,000.

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

Net cash used in operating activities for the six months ended June 30, 2013 was $1,437,124, which primarily reflected our net loss of $2,088,966 offset by non-cash expenses of $466,789 and a decrease in working capital of $185,033.  Net cash used in operating activities for the six months ended June 30, 2012 was $1,541,585 which primarily reflected our net loss of $1,663,983, changes in working capital and gain on settlement of accounts payable of $124,000.

Net cash used by investing activities was $1,029 for the six months ended June 30, 2013, which primarily reflected purchases of office equipment.  For the six months ended June 30, 2012, net cash used by investing activities was approximately $33,035, which primarily reflected a purchase of office furniture and leasehold improvements.

For the six months ended June 30, 2013, net cash provided by financing activities was $200,000, which reflects net cash received from the issuance of the Notes. There were no financing activities in the six months ended June 30, 2012.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 16, 2013, Plaintiff, Todd Nelson, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and  Does 1 through 10,  No. 13 CV 01152 JCM CWH, which is pending before the United States District Court for the District of Nevada.  In this action, the Plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200.00 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.  The Company was due to respond to these allegations by August 6, 2013, however on August 5, 2013 the company filed an Emergency Motion to Extend the Time to Answer or Otherwise Respond to Complaint.  The Court granted the Company’s Emergency Motion extending its time to respond to the allegations until August 16, 2013. On August 16, 2013, the Company filed a Motion to Dismiss the Complaint. The Company is presently awaiting the Plaintiff's response to its motion.

Except for the foregoing, the Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013, the Company issued 45,000 shares of Common Stock for services performed pursuant to a consulting agreement.

The Company relied upon an exemption afforded by Section 4(2) of the Securities of 1933, as amended in connection with the above issuance.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1
Form of Note Purchase Agreement entered into between the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013)

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: August 19, 2013	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2013	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)