Form 10-Q
period 2013-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2013-11-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2013, there were 24,390,013 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$122,935	$1,304,088
Investment in trading securities	3,247,758	-
Prepaid expenses & other	26,181	77,310
Total Current Assets	3,396,874	1,381,398

Property and equipment, net	164,946	176,889
Intangible assets, net	50,816	55,247

Total Assets	$3,612,636	$1,613,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$408,233	$137,779
Notes payable - stockholders	55,000	-
Derivative warrant liability	2,150,084	-
Accrued expenses and other	211,009	97,728
Total Current Liabilities	2,824,326	235,507

Commitments & Contingencies

Stockholders’ Equity:
Preferred stock Series A; $0.001 par value, 3,500,000 designated 2,234,673 and 2,126,575 shares issued and outstanding at September 30, 2013 and at December 31, 2012, respectively (preference in liquidation of $1,768,086 at September 30, 2013)	2,236	2,127
Preferred stock Series B; $0.001 par value, 12,000,000 designated 5,604,326 and 0 shares issued and outstanding at September 30, 2013 and at December 31, 2012, respectively (preference in liquidation of $4,490,879 at September 30, 2013)	5,604	-
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 24,390,013 and 24,330,013 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24,391	24,331
Additional paid-in capital	22,336,193	18,242,109
Deficit accumulated in the development stage	(21,580,114)	(16,890,540)
Total Stockholders’ Equity	788,310	1,378,027

Total Liabilities and Stockholders’ Equity	$3,612,636	$1,613,534

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30		June 13, 2003 (inception) to September
	2013	2012	2013	2012	30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses:
General and administrative	$574,194	$663,463	$2,060,515	$1,891,549	$12,970,892
Research and development	322,942	344,871	979,675	905,142	7,046,738
Total Operating Expenses	897,136	1,008,334	3,040,190	2,796,691	20,017,630

Loss from Operations	(897,136)	(1,008,334)	(3,040,190)	(2,796,691)	(20,017,630)

Other Income (Expense):
Interest income	-	196	209	570	5,305
Other Income	-	-	70,525	-	70,525
Gain on debt restructuring	-	-	-	-	1,358,127
Loss on disposition of fixed assets	-	-	-	-	(72,695)
Gain on settlement of accounts payable	6,594	9,142	6,594	133,142	264,625
Loss on sale of trading securities	(828)	-	(828)	-	(828)
Unrealized loss on trading securities	(232,859)	-	(232,859)	-	(232,859)
Gain on revaluation of derivative warrant liability	55,576	-	55,576	-	55,576
Interest and other expense	(33,974)	-	(50,620)	-	(366,946)
Total Other Income (Expense), net	(205,491)	9,338	(151,403)	133,712	1,080,830

Loss Before Provision for Income Taxes	(1,102,627)	(998,996)	(3,191,593)	(2,662,979)	(18,936,800)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,102,627)	$(998,996)	$(3,191,593)	$(2,662,979)	$(18,936,800)
					-
Preferred Stock Dividend	(1,408,260)	(42,721)	(1,497,981)	(124,137)	(2,643,314)
					-
Net Loss Attributable to Common Stockholders	$(2,510,887)	$(1,041,717)	$(4,689,574)	$(2,787,116)	$(21,580,114)

Net Loss per Common Share - Basic and Diluted	$(0.10)	$(0.05)	$(0.19)	$(0.12)	$(2.05)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	24,385,012	22,443,202	24,370,233	22,407,378	10,540,473

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		June 13, 2003 (inception) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)

Net loss	$(3,191,593)	$(2,662,979)	$(18,936,800)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	18,420	18,453	274,408
Non-cash fair value of common stock issued for consulting	45,550	110,500	179,538
Share-based compensation related to employee stock options	371,912	265,354	3,056,859
Amortization of debt discount	-	-	19,292
Non-cash fair value of stock options issued to
non-employees for consulting	153,761	4,642	1,528,513
Non-cash fair value of warrants issued to non-employees	-	73,220	134,420
Expenses paid by issuance of preferred and common stock	-	70,000	247,650
Loss on fixed asset dispositions	-	-	72,695
Non-cash interest expense on beneficial conversion	27,500		27,500
Gain on debt and accounts payable settlement	(6,594)	(133,142)	(1,622,752)
Loss on early extinguishment of debt	-	-	61,419
Net loss on sale of trading securities	828	-	828
Unrealized loss on trading securities	232,859	-	232,859
Gain on revaluation of derivative warrant liability	(55,576)	-	(55,576)
(Increase) decrease in:		-	-
Accounts receivable	-	-	50,000
Prepaid expenses	51,129	(63,773)	(26,181)
Increase (decrease) in:			-
Accounts payable	277,048	(114,336)	927,077
Accrued expenses and other	73,524	(18,482)	667,034
Net Cash Used by Operating Activities	(2,001,232)	(2,450,543)	(13,161,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net	13,940	-	13,940
Cash paid for intangible assets	-	-	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(2,046)	(38,435)	(415,018)
Net Cash Provided by (Used in) Investing Activities	11,894	(38,435)	(562,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholders, net	330,000	-	1,730,000
Proceeds from issuance of short-term convertible notes	-	-	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	-	-	8,430,920
Proceeds from sale of preferred stock, net	478,185	-	2,398,185
Net Cash Provided by Financing Activities	808,185	-	13,846,770

Net Increase (Decrease) in Cash and Cash Equivalents	(1,181,153)	(2,488,978)	122,935
Cash and Cash Equivalents, Beginning of Period	1,304,088	3,265,141	-
Cash and Cash Equivalents, End of Period	$122,935	$776,163	$122,935

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-	$-
Tax paid	$1,662		$-

Supplemental Non-Cash Disclosure:
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Notes payable – stockholder – settled in preferred stock	$275,000	$-	$2,135,000
Accrued interest – stockholder – settled in common stock		$-	$188,569
Preferred Stock Dividend	$(1,497,981)	$(124,137)	$(2,643,314)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$6,594	$133,142	$1,622,752
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$-	$7,474
Accrued expenses settled in preferred stock	$15,000	$-	$15,000
Sale of preferred stock for marketable equity securities	$3,495,385	$-	$3,495,385
Fair value of warrants issued to Series B holders	$2,183,161	$-	$2,183,161
Fair value of warrants issued to Series B placement agents	$22,499	$-	$22,499

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FluoroPharma Medical, Inc., a Nevada corporation (the “Company”), is a molecular imaging company headquartered in Montclair, N.J. The Company was founded as FluoroPharma Inc. in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (“PET”) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (“CAD”). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc., a Delaware corporation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2013 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2012, as included in the Company's Form 10-K filed with the SEC on March 28, 2013.

As of September 30, 2013, the Company has not generated any revenues from its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the United States Food and Drug Administration (“FDA”), raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash balances were highly liquid at September 30, 2013 and December 31, 2012.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company primarily maintains its cash balances with financial institutions in federally insured accounts.  The Company may from time to time have cash in banks in excess of FDIC insurance limits.  The Company has not experienced any losses to date resulting from this practice.  The Company’s investments in trading securities are comprised of a single investment in a publicly traded stock and as of September 30, 2013 the Company has recorded an unrealized loss related to that stock’s decline in value of $232,859.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc.  Intercompany transactions and balances have been eliminated upon consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at September 30, 2013 and December 31, 2012 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $18,420, $18,453 and $274,208 in the periods ended September 30, 2013, December 31, 2012 and the period from inception to September 30, 2013, respectively.  At September 30, 2013, included in Property and Equipment was idle equipment with a carrying value of $128,245 purchased by the Company for use in future clinical trials.

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

Management has determined that no impairments had occurred as of September 30, 2013 or December 31, 2012.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a binomial  pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company has derivative liabilities at September 30, 2013 relating to certain warrants issued in 2013 that contain anti-dilution provisions.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash, cash equivalents, trading securities, short-term notes payable and accounts payable. The fair value of these financial instruments is calculated using current market prices, or on a historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Current Assets:

Trading securities	$3,247,758	$--	$—	$3,247,758
Current Liabilities:

Derivative warrant liability	$-	$--	$2,150,084	$2,150,084

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Fair value at beginning of period	$-	$-
Issuance of derivative warrant liability	2,205,660	-
Change in fair value	(55,576)	-
Fair value at end of period	$2,150,084	$-

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at September 30, 2013 and December 31, 2012.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at September 30, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of operations for the periods ended September 30, 2013 and December 31, 2012.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2009.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method, which resulted in employee stock-based compensation expense for the nine months ended September 30, 2013 and 2012 of $371,912 and $265,354, respectively, and $3,056,859 for the period from June 13, 2003 (inception) to September 30, 2013.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:
	2013	2012

Risk-free interest rate	2.61%	2.42%
Expected volatility	61.67%	77.70%
Dividend yield	none	none
Expected term	6 years	5 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of September 30, 2013, the Company had outstanding options exercisable for 4,536,928 shares of its common stock, warrants exercisable for 14,856,282 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 2,296,216 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 5,613,599 shares of common stock.  At September 30, 2012, the Company had outstanding options exercisable for 4,353,428 shares of its common stock, and warrants exercisable for 5,243,531 shares of common stock, and Series A Preferred Stock convertible into 2,073,792 shares of common stock.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $21,580,114 as of September 30, 2013.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

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

The placement agent for the 2012 Private Placement received cash fees of $123,700 and 181,912 placement agent warrants to purchase shares of the Company’s common stock at a price per share of $0.85 and a term of five years.  The fair value of the placement agent warrants was approximately $62,000 and were recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

In connection with the closing of the 2012 Private Placement, the Company entered into a registration rights agreement with the investors.   The Company filed a registration statement with the SEC on December 21, 2012 providing for the resale of the shares and the warrant shares issued to the investors, which registration statement was declared effective by the SEC on December 31, 2012.

3.  2013 PRIVATE PLACEMENT

On September 18, 2013, the Company conducted a private placement offering and raised aggregate gross proceeds of $4,057,884 upon the sale of 5,226,201 shares of Series B Preferred Stock (the “2013 Private Placement”).  For each share of Series B Preferred Stock purchased, the investors received 1.331 five-year warrants to purchase a share of the Company’s common stock at an exercise price of $0.83 per share.  Gross proceeds included cash payments of $547,500, 1,230,769 shares of freely tradable equity securities with a fair value of $3,495,385 (based upon the closing price on the day prior to closing), and satisfaction of $15,000 of deferred compensation. Net cash proceeds amounted to $478,185 after deducting offering expenses.

In conjunction with the 2013 Private Placement, $275,000 of the Company’s outstanding short-term notes payable was exchanged by the holders for 378,125 shares of Series B Preferred Stock (See Note 4).  The short-term notes payable were exchanged at a 10% premium to their face value.  As a result, the Company recognized a beneficial conversion feature of $27,500 as additional paid-in capital and non-cash interest expense upon the exchange of the notes payable for the shares. The Company may conduct additional closings under the securities purchase agreement within 120 days of the initial closing.

The placement agents for the 2013 Private Placement received cash fees aggregating $41,300 and five-year placement agent warrants to purchase an aggregate of 78,612 shares of the Company’s common stock at an exercise price per share of $0.83.  At September 30, 2013, the fair value of the placement agent warrants was approximately $22,000.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), the Company has determined that since the exercise price of the warrants may be reduced if the Company issues shares at a price below the then-current exercise price, the warrants issued in connection with the 2013 Private Placement must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations. The Company estimates the fair value of certain warrants being classified as derivatives using a binomial pricing model in order to determine the associated derivative instrument liability and change in fair value described above. The primary assumptions used to determine the fair value of the warrants were: a risk free interest rate of 1.4%, volatility of 61.7%, exercise price of $0.83, current market value of $0.62 per share and an expected life of 5 years. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.  At September 30, 2013, the fair value of the warrants issued in connection with the 2013 Private Placement, including those warrants granted to placement agents, totaled $2,150,084. The fair value of the placement agent warrants, approximately $22,000 on the date of grant, was also recorded as a derivative warrant liability and a stock issuance cost net against the gross proceeds received.

In order to account for the sale of Series B Preferred Stock and the issuance of the warrants, the Company allocated the total gross proceeds of $4,360,384, which included the dollar value of notes payable exchanged at a 10% premium, between the Series B Preferred Stock and the warrants.  The warrants were allocated their fair value as of the respective grant dates totaling $2,183,161 and the residual proceeds of $2,177,223 were allocated to the Series B Preferred Stock.  The conversion feature of the Series B Preferred Stock was considered beneficial, or “in the money”, at the issuance date due to a conversion rate that allows the investor to obtain the common stock at a below market price.  The Company recorded a deemed dividend on the beneficial conversion feature of $1,353,503 equal to the intrinsic value resulting from the reduction in the effective conversion rate. This deemed dividend is included in the Statement of Operations in arriving at the Net Loss Applicable to Common Shareholders.

In connection with the closing of the 2013 Private Placement, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares underlying the Series B Preferred Stock and the warrant shares within 60 calendar days of the final closing of the 2013 Private Placement, and to have the registration statement declared effective within 60 calendar days after the filing date or within 120 calendar days of the filing date in the event of a full review of the registration statement by the SEC. The registration rights agreement does not contain any provisions for liquidated damages.

4.  SHORT-TERM NOTES PAYABLE

During the nine months ended September 30, 2013, the Company entered into separate note purchase agreements with investors for the sale and issuance of promissory notes in the aggregate principal amount of $330,000 (the “Notes”).

The Notes bear interest at the rate of 10% per annum, and mature six months from the date of issuance.  The Notes contain customary default provisions and provide that 110% of the principal amount of the Notes shall be exchanged by the investor into securities offered in a subsequent financing consummated by the Company prior to the maturity date of the Notes.  As of September 30, 2013, $275,000 of the outstanding Notes were exchanged for 378,125 shares of Series B Preferred Stock and 503,284 warrants (see Note 3).

As of September 30, 2013, the Company has accrued $6,024 in interest on the Notes and incurred approximately $15,000 in costs related to issuing the Notes.  These costs are included in interest and other expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

5.  COMMITMENTS AND CONTINGENCIES

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

Clinical Research Services Agreement

On September 7, 2012, the Company entered into a Clinical Research Services Agreement (“CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (CAD) patients. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Two trial sites are planned in Belgium and are expected to be concluded in the second half of 2014.

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

Executive Employment Contracts

The Company has an employment agreement with its chief executive officer that provides for the continuation of salary and the grant of certain options to the executive if terminated for reasons other than for cause, as defined in that agreement.

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
$106,400

Rent expense was $23,573, $52,204 and $311,009 for the nine months ended September 30, 2013 and 2012 and the period from inception to September 30, 2013, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada.  In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.   On August 16, 2013, the Company filed a motion to dismiss the complaint.  This motion has been fully briefed and the Company is presently awaiting the court’s ruling on this motion. Management, with its external legal counsel, intends to vigorously defend these matters. Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of September 30, 2013.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

6.  CAPITAL STOCK

Series A Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value; 3,500,000 shares have been designated Series A Preferred Stock. At September 30, 2013 and December 31, 2012, 2,234,673 and 2,126,574 shares of Series A Preferred Stock, respectively, were issued and outstanding.

Significant terms of the Series A Preferred Stock, as specified in the Company’s Certificate of Designation for the Series A Preferred Stock are as follows:

Conversion
Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock.  The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price.  As a result of the issuance of the Series B Preferred Stock pursuant to the 2013 Private Placement, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.77. Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act.  As of September 30, 2013, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

Dividends
(a) Cumulative Preferred Dividends.  Each holder of the Series A Preferred Stock shall be entitled to receive cash dividends payable on the stated value of the Series A Preferred Stock at a rate of 10% per annum which shall be cumulative and accrue daily from the original issuance date; provided however, if either (i) the Company shall not have consummated a qualified financing with aggregate gross proceeds to the Company of $7,000,000 on or before June 30, 2012, or (ii) for any reason, any shares of common stock issuable upon conversion of the Series A Preferred Stock are not registered pursuant to an effective registration statement on or before June 30, 2012 or are not otherwise eligible for sale under Rule 144 of the Act, then, effective July 1, 2012, the rate of dividends on the Series A Preferred Stock shall increase to 12% per annum.  As of June 30, 2012, both of the above conditions have been met by the Company and accordingly, the rate of dividends on the Series A Preferred Stock remains at 10% per annum.

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

For the nine months ended September 30, 2013, the Company accrued a Series A Preferred Stock dividend of $137,060 and issued 108,099 shares of Series A Preferred Stock in payment of such dividends.  For the year ended December 31, 2012, the Company accrued a Series A Preferred Stock dividend of $167,945 and issued 202,344 shares of Series A Preferred Stock in payment of such dividends.

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

Series B Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value; 12,000,000 shares have been designated Series B Preferred Stock. At September 30, 2013 and December 31, 2012, 5,604,326 and 0 shares of Series B Preferred Stock were issued and outstanding.

Significant terms of the Series B Preferred Stock, as specified in the Certificate of Designation for the Series B Preferred Stock are as follows:

Ranking
The Series B Preferred Stock will rank junior to the Company’s Series A Preferred Stock and senior to the Company’s common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Stated Value
Each share of Series B Preferred Stock will have a stated value of $0.80, subject to adjustment for stock splits, combinations and similar events.

Dividends
Cumulative dividends on the Series B Preferred Stock accrue at the rate of 10% of the stated value per annum, compounded annually, from and after the date of the initial issuance through the third anniversary of the issuance date; provided, however, that any holder of at least 4,500,000 shares of Series B Preferred Stock after the issuance date and prior to October 1, 2013 (a “Major Holder”) will be entitled to accrued dividends through the fourth anniversary of the issuance date (as applicable, the “Accrual Period”).  Accrued dividends are payable upon the earliest to occur of (i) the third anniversary of the issuance date (or, with respect to the Major Holder, the fourth anniversary of the issuance date), (ii) mandatory conversion (as described below) and (iii) an automatic conversion upon a fundamental transaction (as such term is defined in the Certificate of Designation) or triggering event (as described below).  Dividends are payable in Series B Preferred Stock valued at the stated value, or in cash upon the mutual agreement of the Company and the holder.

For the nine months ended September 30, 2013, the Company accrued a Series B Preferred Stock dividend of $7,418.

Liquidation Preference
If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, and payments due to holders of the Series A Preferred Stock but before any distribution of assets is made on the Company’s common stock or any of our other shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount in the amount of the stated value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon.

Voluntary Conversion
Each share of Series B Preferred Stock will be convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.

Mandatory Conversion
The Series B Preferred Stock is subject to mandatory conversion at such time as the volume weighted average price of the Company’s common stock is at least $1.20 (subject to adjustments for stock splits and similar events) provided, that, on the mandatory conversion date, (A) a registration statement providing for the resale of the shares underlying the Series B Preferred Stock is effective, or such shares may be offered for sale to the public without limitations pursuant to Rule 144 (B) trading in the common stock shall not have been suspended by the SEC or exchange or market on which the common stock is trading), (C) the daily volume of the common stock is at least 50,000 shares per day for the applicable ten (10) consecutive trading days, and (D) the Company is in material compliance with the  terms and conditions of the transaction documents. In the event of mandatory conversion, each share of Series B Preferred Stock will convert into the number of shares of common stock equal to the stated value plus accrued and unpaid dividends for the Accrual Period divided by the conversion price.

Holders also have the option to convert their Series B Preferred Stock upon the occurrence of a fundamental transaction or one of the following triggering events: Johan (Thijs) Spoor ceases to be the chief executive officer of the Company; or there is a change in three of the five current members of the Company’s board of directors, such conversion to be on the same terms as a mandatory conversion.

Voting Rights
The holders of the Series B Preferred Stock will be entitled to vote upon all matters upon which holders of common stock have the right to vote, such votes to be counted together with all other shares of capital stock having general voting powers and not separately as a class. The holders of the Series B Preferred Stock will be entitled to the number of votes equal to the number of common stock into which the Series B Preferred Stock are then convertible.

In addition, as long as at least 25% of the Series B Preferred Stock remains outstanding, the Company will not, without the affirmative vote or consent of the holders of at least a majority of the outstanding Series B Preferred Stock, voting as a separate class, (i) amend, waive or repeal (including through a merger, consolidation or similar event) any provision of the Company’s articles of incorporation or by-laws in any manner that adversely affects the rights of the holders of the Series B Preferred Stock; (ii) alter or change adversely the preferences, rights, privileges, or restrictions of the Series B Preferred Stock; (iii) authorize or create any class or series of stock having rights, preferences or privileges in any respect senior to the Series B Preferred Stock; or (iv) reclassify, alter or amend any existing class or series of stock, if such reclassification, alteration or amendment would render such other class or series of stock as having rights, preferences or privileges in any respect senior to the Series B Preferred Stock.

Common Stock
The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, per share.  At September 30, 2013 and December 31, 2012, the Company had issued and outstanding 24,390,013 and 24,330,013, respectively, shares of its common stock.

In March 2012, the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.  In September 2012, the Company issued 70,000 shares of common stock to employees, valued at $1.00 per share, for compensation.  The total fair value of these shares, $180,500, is included in 2012 operating expenses.  In November 2012, the Company issued 1,819,119 shares of common stock, valued at $0.85 per share, in conjunction with a private placement (see Note 2).

During the nine months ended September 30, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement.  The total fair value of these shares, $45,550, is included in operating expenses.

7.  STOCK PURCHASE WARRANTS

Common Stock Warrants

During the nine months ended September 30, 2013, the Company issued 7,459,358 common stock warrants to investors and 78,612 common stock warrants to the placement agents in connection with the 2013 Private Placement (see Note 3). All issuances of common stock warrants during the nine months ended September 30, 2013 were related to the 2013 Private Placement.

The following is a summary of all common stock warrant activity through September 30, 2013:

	Number of Shares	Exercise Price	Weighted
	Under Warrants	Share Per Share	Average Exercise Price
Warrants issued and exercisable at December 31, 2012	7,404,562	$0.50 - $1.33	$1.08
Warrants Granted	7,537,970	$0.83	$0.83
Warrants Expired	(86,250)	$0.95	$0.95
Warrants issued and exercisable at September 30, 2013	14,856,282	$0.50 - $1.33	$0.95

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

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2013:

Outstanding warrants accounted for as derivative warrant liability:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.83	7,537,970	4.86	$0.83

Outstanding warrants accounted for as equity:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	0.55	$0.50
$0.83	1,041,028	1.91	$0.83
$0.84	20,000	2.84	$0.84
$0.85	281,912	3.82	$0.85
$0.90	1,819,119	0.14	$0.90
$0.95	20,000	3.01	$0.95
$1.00	426,417	5.60	$1.00
$1.33	3,432,336	1.75	$1.33
Total warrants accounted for as equity	7,318,312	1.64	$1.08

Total for all warrants outstanding	14,856,282	3.27	$0.95

The Company used the Black-Scholes option price calculation to value the warrants granted in 2013 that are recorded as equity using the following assumptions: risk-free rate of 2.64, volatility ranging from 61.7% to 62.2%; actual term and exercise price of warrants granted.  The Company used a binomial option pricing model to value the warrants granted in 2013 that are recorded as a liability (see Note 3).

8.  COMMON STOCK OPTIONS

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company.  These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of September 30, 2013.  The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the Board of Directors to provide for immediate vesting.  The weighted average grant-date fair value is $0.83 per share.

The following is a summary of all common stock option activity for the quarter ended September 30, 2013:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,035,428	$0.66
Options granted	515,000	$0.83
Options forfeited	13,500	$0.95
Options exercised	-	$-
Outstanding at September 30, 2013	4,536,928	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2012	2,294,053	$0.66
Exercisable at September 30, 2013	2,580,553	$0.68

The weighted average fair value of options granted during the nine months ended September 30, 2013 was $0.48.

As of September 30, 2013, the weighted average remaining contractual term for exercisable and outstanding options is 5.75 and 6.80 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $371,400 and $479,400, respectively.

As of September 30, 2013, there was approximately $797,000 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.38 years at September 30, 2013.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 1, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

9.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2013, identifying those that are required to be disclosed as follows:

As of October 31, 2013, the Company received gross proceeds of $1.1 million from the sale of a portion of the freely tradable securities received as consideration in the 2013 Private Placement. On October 31, 2013, the closing price per share of such securities was $2.00.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes”,“anticipates”,“expects”,“intends”,“projects”,“will” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the SEC.

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

Our Product Candidates

BFPET

Our BFPET ([18F]-labeled cationic lipophilic tetraphosphonium) is an imaging agent used in stress-testing for patients with presumptive or proven Cardiac Artery Disease (‘CAD’). BFPET measures the cardiovascular blood flow through the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) myocardium (heart) tissue. Its mechanism of action is to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential (the most important indicators of adequate cardiac blood supply). Since ischemic and infarcted myocardial cells take up significantly less BFPET than normal healthy myocardial cells do, BFPET can distinguish ischemic and infarcted cells from those that are healthy. Therefore, as a result of BFPET’s use, we believe ischemic heart tissue can be more reliably detected using BFPET. We anticipate that BFPET will primarily be used in conjunction with stress-testing for patients with suspected or proven chronic CAD. If approved, BFPET will represent one of the first molecular imaging blood flow agent commercialized for use in the cardiovascular segment of the PET imaging market.

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

BFPET successfully completed the Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing (trial ID# NCT00733460). The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. In January 2013, we announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects. Enrollment in this clinical trial has been progressing slowly.

CardioPET

Our CardioPET (Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid) is a molecular imaging agent to assess myocardial metabolism for patients with CAD, especially for patients who are unable to perform exercise cardiac stress-testing. CardioPET allows for the detection of ischemic (reversibly damaged) and infarcted (irreversibly damaged) myocardium (heart) tissue in patients with presumptive or proven acute and chronic CAD.

In addition, CardioPET could be used for Cardiac Viability Assessment (“CVA”) for the prediction of improvement prior to and/or following revascularization in patients with acute CAD including myocardial infarction (or a heart attack). Because CardioPET allows for the identification of damaged but viable heart tissue, is important since revascularization in those patients with substantial viable myocardium results in improved left ventricular function and survival. Importantly, CardioPET, if approved, may have several significant advantages for assessing cardiac viability using PET, and would likely represent the first imaging agent available in the U.S. for use in patients with acute and chronic CAD that cannot undergo stress-testing. CardioPET is designed to provide the metabolic component for CVA. Accordingly, it may be used with either BFPET or other blood flow agents in performing CVA.

CardioPET has completed Phase I trials and is enrolling patients in its Phase II trials to assess its safety and efficacy in CAD subjects.  Phase II clinical trial plan for CardioPET is an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase II trial consists of between 30-100 individuals with known stable chronic CAD who cannot undergo stress-testing for the evaluation of suspected or proven CAD. We could close out a phase IIa trial and switch the remaining enrolled patients into a Phase IIb trial in patients with acute CAD that are undergoing CVA for the prediction of functional improvement either prior to, or following, revascularization. Four trial sites are currently enrolling patients in Belgium and final results are expected in 2014.

On June 20, 2013, the Company announced its internal review of imaging data received from our ongoing Phase II clinical trial for CardioPET™ to assess myocardial perfusion and fatty acid uptake in coronary artery disease patients. Interim results are expected to be presented in January 2014.

VasoPET

We are developing VasoPET, Diadenosine-5’5’’’-P1, P4-tetraphosphate (Ap4A) analogs, such as P2, P3-monochloromethylene diadenosine 5’, 5’’’-P1, P4-tetraphosphate (Ap2CHClp2A), as novel molecular imaging agent for the detection of “vulnerable” coronary artery plaque in patients with CAD. VasoPET, if approved, would represent the first PET cardiac product to reliably image inflamed plaque and therefore may differentiate between vulnerable and stable coronary artery plaque. In light of the limited remaining patent life and cash constraints, we are not currently allocating resources to this program.

Recent Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

Critical Accounting Policies

This summary of significant accounting policies is presented to assist in understanding our consolidated financial statements. The consolidated financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

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

Derivative financial instruments.  We evaluate all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a binomial  pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

At September 30, 2013, we have a derivative warrant liability relating to certain warrants issued in 2013 that contain anti-dilution provisions.

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

Management has determined that no impairments had occurred as of September 30, 2013 or December 31, 2012.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012.

Revenues

There were no operating revenues for the three and nine months ended September 30, 2013 and 2012.

General and Administrative Expenses

General and administrative expenses were $574,194 and $663,463 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were $2,060,515 and $1,891,549 for the nine months ended September 30, 2013 and 2012, respectively. The year to date increase was due primarily to increases in investor relations activities as well as a general increase in operating expenses, which we expect to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Research and Development Expenses

Research and development expenses were $322,942 and $344,871 for the three months ended September 30, 2013 and 2012, respectively. Research and development expenses were $979,675 and $905,142 for the nine months ended September 30, 2013 and 2012, respectively. We expect research and development expenses to increase in future periods as we continue our clinical studies of our lead candidates in cardiology and pursue our strategic opportunities.

Other Income and Expenses, net

Other (expense) income, net was ($205,491) and $9,338 for the three months ended September 30, 2013 and 2012, and ($151,403) and $133,712 for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, the Company recorded approximately $230,000 in unrealized losses on trading securities.  In addition during the nine months ended September 30, 2013, the Company recognized other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder and a 56,000 gain on revaluation of derivative warrant liability, offset by $51,000 of interest expense which primarily related to the exchange of the notes payable for Series B Preferred Stock and warrants and expenses related to the closing of the notes payable and an unrealized loss on trading securities of $232,859.  For the nine months ended September 30, 2012, the Company recorded a gain on settlements of accounts payable of $133,142.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $21,580,114 as of September 30, 2013.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2012, we raised gross proceeds of $1,546,250 through a private placement of our common stock and warrants.

During the nine months ended September 30, 2013, we raised $478,185 in cash and freely tradable securities valued at $3,495,385 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the 2013 Private Placement of Series B Preferred Stock and warrants.  As of October 31, 2013, we received gross proceeds of $1.1 million from the sale of a portion of such freely tradable securities received as consideration in the 2013 Private Placement. In addition, we issued short-term notes payable for $330,000 of which $275,000 converted into Series B Preferred Stock during the 2013 Private Placement

We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of our products and bring them to commercial markets.  We continue to assess fund raising opportunities to ensure minimal dilution to our existing shareholder base and to obtain the best price for our securities. However, there can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all or in the time frames we anticipate.  If we are unable to raise additional capital as may be needed to meet our projections for operating expenses, it could have a material adverse effect on liquidity or require us to cease or significantly delay some of our clinical trials.

Net cash used in operating activities for the nine months ended September 30, 2013 was $2,001,232, which primarily reflected our net loss of $3,191,593 offset by non-cash expenses of $788,660 and an increase in working capital of $299,443.  Net cash used in operating activities for the nine months ended September 30, 2012 was $2,450,543 which primarily reflected our net loss of $2,662,979, offset by non-cash expense of $542,169, an increase in working capital of $196,591 and non-cash gain on the settlement of accounts payable of $133,142.

Net cash provided by investing activities was $11,894 for the nine months ended September 30, 2013, which primarily reflected the proceeds from sale of investments held for sale offset by the purchase of office equipment.  For the nine months ended September 30, 2012, net cash used by investing activities was approximately $38,435, which primarily reflected a purchase of office furniture and leasehold improvements.

For the nine months ended September 30, 2013, net cash provided by financing activities was $808,185, which reflects net cash received from the sale of Series B Preferred Stock and the issuance of the Notes. There were no financing activities in the nine months ended September 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada.  In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200.00 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.   On August 16, 2013, the Company filed a motion to dismiss the complaint.  This motion has been fully briefed and the Company is presently awaiting the court’s ruling on this motion.

Except for the foregoing, the Company is not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: November 14, 2013	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)