Form 10-K
period 2013-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2014-03-25
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, was $10,129,936.

As of March 10, 2014, there were 27,745,019 shares of common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the United States Securities and Exchange Commission ("SEC"). Our electronic filings with the SEC (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the SEC’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1.  Description of Business

Overview

FluoroPharma Medical, Inc. ("we", the "Company" or the "Registrant") is a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.  Our initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease, or CAD.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: CardioPET and BFPET. Additionally we have identified potential candidates that may be useful in the detection and/or treatment of vulnerable plaque.

Corporate History

FluoroPharma Medical, Inc. (f/k/a Commercial E-Waste Management Inc.) was organized in January 2007 under the laws of the State of Nevada to serve as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets. FluoroPharma Inc. was organized in June 2003 under the laws of the State of Delaware to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market.  Pursuant to an Agreement and Plan of Merger by and among FluoroPharma Medical, Inc., FluoroPharma, Inc., and FPI Merger Corporation., a wholly owned Delaware subsidiary of FluoroPharma Medical, Inc. (“MergerCo”), on May 16, 2011, MergerCo merged with and into FluoroPharma Inc., and FluoroPharma Inc., as the surviving corporation, became a wholly owned subsidiary of FluoroPharma Medical, Inc. (the “Merger”)  Since the Merger, we have conducted our business through our wholly-owned subsidiary.

Our Product Candidates

BFPET

Our BFPET program has ([18F]-labeled cationic lipophilic tetraphosphonium, 18-F TPP) as an imaging agent designed for use in stress-testing for patients with presumptive or proven CAD. 18-F TPP measures the cardiovascular blood flow through the detection of ischemic (i.e. reversibly damaged) and infarcted (i.e., irreversibly damaged) myocardium (i.e., heart) tissue. Its mechanism of action is to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential--the most important indicators of adequate cardiac blood supply. Since ischemic and infarcted myocardial cells take up significantly less 18-F TPP than normal healthy myocardial cells do, 18-F TPP can distinguish ischemic and infarcted cells from those that are healthy. If approved, 18-F TPP will represent one of the first molecular imaging blood flow agents commercialized for use in the cardiovascular segment of the PET imaging market.

Currently, cardiac perfusion imaging is performed with SPECT tracers such as Sestamibi, Thallium-201 or the PET tracer Rubidium-82. However, SPECT imaging only has approximately 75% diagnostic accuracy with research showing that 10% of patients cleared as “normal” were subsequently found to be “abnormal” using PET imaging. The current PET tracer Rubidium-82 has experienced FDA recall and high cost issues.

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. In January 2013, we announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; however, the process for enrollment in this clinical trial has been progressing slowly. We currently expect actual enrollment to commence in the first half of 2014.

CardioPET

Our CardioPET program has (Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid, 18-F FCPHA) as a molecular imaging agent designed to assess myocardial metabolism for patients with CAD, especially for patients who are unable to perform exercise cardiac stress-testing. 18-F FCPHA allows for the detection of ischemic (i.e. reversibly damaged) and infarcted (i.e. irreversibly damaged) myocardium (i.e. heart) tissue in patients with presumptive or proven acute and chronic CAD.

In addition, 18-F TCPHA could be used for Cardiac Viability Assessment (“CVA”) for the prediction of improvement prior to and/or following revascularization in patients with acute CAD, including myocardial infarction, or heart attack). 18-F FCPHA allows for the identification of damaged but viable heart tissue, which is important since revascularization in those patients with substantial viable myocardium results in improved left ventricular function and survival. Importantly, 18-F FCPHA, if approved, may have several significant advantages for assessing cardiac viability using PET, and would likely represent the first imaging agent available in the U.S. for use in patients with acute and chronic CAD that cannot undergo stress-testing. 18-F FCPHA is designed to provide the metabolic component for CVA. Accordingly, it may be used with either 18-F TPP or other blood flow agents in performing CVA.

The safety and tolerability of 18-F FCPHA have been demonstrated in a Phase I trial conducted at the Massachusetts General Hospital.  Phase II trials are ongoing at four sites in Belgium to assess its safety and efficacy in CAD patients.  The Phase II clinical trial plan for 18-F FCPHA is an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA as compared to myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase II trial consists of between 30-100 individuals with known stable chronic CAD who cannot undergo stress-testing for the evaluation of suspected or proven CAD. Interim results of imaging data received from the ongoing Phase II clinical trial and interim results were presented in February 2014.

VasoPET

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

We are developing our VasoPET program with the lead compounds being Diadenosine-5’5’’’-P1, P4-tetraphosphate (Ap4A) analogs, such as P2, P3-monochloromethylene diadenosine 5’, 5’’’-P1, P4-tetraphosphate (Ap2CHClp2A), as a novel molecular imaging agent for the detection of “vulnerable” coronary artery plaque in patients with CAD. VasoPET, if approved, would represent the first PET cardiac product to reliably image inflamed plaque and therefore may differentiate between vulnerable and stable coronary artery plaque. However, in light of the limited remaining patent life and our cash constraints, we are not currently allocating resources to this program.

Although we believe vulnerable plaque imaging is a valuable therapeutic area, the regulatory landscape is constantly evolving and it is still unclear if the VasoPET program will progress in its development as a drug or as a biomarker.  The ability to commercialize an agent as a biomarker is still undefined in the current U.S. regulatory framework and we will iterate our strategies based on the evolving commercial and regulatory landscape.

 Strategic Alliances and Commercial Agreements

License Agreement with Massachusetts General Hospital

We have one exclusive technology license with Massachusetts General Hospital (“MGH”) which consists of three of its cardiac imaging licenses. The license requires us to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the FDA. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should we fail to meet stipulated obligations and milestones.  In accordance with the terms of the license, we are required to pay MGH an annual license maintenance fee of $30,000.  Additionally, upon commercialization, we are required to make specified milestone payments and royalties on commercial sales.

We are current with all stipulated obligations and milestones under the cardiac imaging license agreement and the agreement remains in full force and effect. We believe that we maintain a good relationship with MGH and will be able to obtain waivers or extension of our obligations under the license agreement should the need arise. If MGH were to refuse to provide us with a waiver or extension of any of our obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on our business as we may be unable to commercialize products without exclusivity and would lose our competitive edge for portions of the patent portfolio.

Clinical Research Agreements

On September 7, 2012, we entered into a Clinical Research Services Agreement (“CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to our CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (“CAD”) patients. The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Two trial sites are planned in Belgium and are expected to be concluded in the second half of 2014.

In March 2012, we signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for start-up services.  The CRS Agreement provides for additional payments of $346,234 to SGS subject to a schedule of milestones relating to the progress of the clinical trial. Immediately before entry into the LOI, we engaged FGK Representative Service GmbH to serve as our sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, we announced that the Phase II trial had begun. Interim results of imaging data received from the ongoing Phase II clinical trial and interim results were presented in February 2014.

Product Development and Commercialization

We intend to develop our products through the completion of Phase II studies and/or Phase III studies at which point we will seek to partner with organizations with the resources necessary to undertake the further development, regulatory approval and commercialization of our products.

We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), diagnostic imaging agents often take significantly less time to evaluate. This shortened clinical development period relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan are instantaneous, the clinical trials do not initially require long term follow-up for primary endpoints that may take significant periods of time to evaluate. Many PET centers in the U.S. routinely perform 20 to 50 PET scans per day. Based on the foregoing, we believe our first product may be able to be commercialized within five years.

Market Opportunity

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

We believe that our market opportunity is a direct function of the number of molecular imaging studies anticipated to be performed per year using PET imaging technologies, and is reflected in the more than 12 million patients in the U.S. alone with suspected acute or chronic forms of CAD.  We expect the market for 18-F TPP, if approved, will be driven by its use (i) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and (ii) in combination with a metabolic imaging agent in patients with acute CAD that are undergoing CVA. We expect that the market for 18-F FCPHA, if approved, will derive from the approximately 1.75 million patients in the U.S. annually with chronic forms of CAD that undergo pharmacologic stress-testing due to an inability to perform exercise stress-testing.  Because we believe there is no product currently on the market that may allow for at-rest assessment of this population, we believe 18-F FCPHA may be readily adopted by the cardiology community for the assessment of this patient pool. Within the CVA segment of the CAD market, we believe 18-F FCPHA possesses many significant advantages and may represent an ideal agent for the detection of discordances, and the identification of jeopardized but viable myocardium in the 350,000 patients with presumptive hibernating or stunned myocardium.  We expect the potential market for VasoPET to be a direct function of the 30% of patients that have undergone conventional stress-testing that are diagnosed with chronic forms of ischemia. We believe there is a significant need to identify vulnerable plaque from stable forms of plaque in this patient population.

Competition

We operate in a highly competitive segment of the pharmaceutical market. If any of our products are ultimately approved for commercialization, we will face competition for market share from large pharmaceutical and biotechnology companies such as Lanthaeus, Bracco, GE Healthcare and Mallinckrodt, academic institutions, government agencies, and private and public research institutions engaged in the development and commercialization of existing standard of care products, as well as novel cardiac perfusion agents. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for products. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property

We believe that clear and extensive patent coverage for our technologies, both domestic and international, is central to our long-term success and intend to continue to allocate resources to protection of our intellectual property accordingly. We have obtained the licenses to our patents and patent applications from MGH, the patent assignee in each case. The issued patents covering our 18-F FCPHA and 18-F TPP technologies include both composition and method of use patents within the field of diagnostic cardiology that expire at various dates between December 2016 and February 2025. The VasoPET program’s lead compound’s patent expires in June 2014; accordingly, we are not currently allocating resources to this development program and do not expect to resume efforts in this area unless a clear patent position regarding composition or method can be defined and defended.

We also depend upon the skills, knowledge, experience and know-how of our management and research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Governmental Regulations

Government authorities in the United States and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. Our molecular imaging pharmaceuticals in the United States will be subject to FDA regulation as drugs under the Federal Food, Drug and Cosmetic Act , or FDCA, and require FDA approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products can be divided into three distinct phases as described below.

Preclinical Phase

The preclinical phase involves the characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be reviewed and authorized by the FDA before the drug can be tested in humans. Once a new pharmaceutical agent has been identified and selected for further development, preclinical testing is conducted to confirm pharmacological activity, to generate safety data, to evaluate prototype dosage forms for appropriate release and activity characteristics, and to confirm the integrity and quality of the material to be used in clinical trials. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Data from the preclinical investigations and detailed information on proposed clinical investigations are compiled in an IND submission and submitted for FDA approval before human clinical trials may begin. If the FDA does not formally communicate an objection to the IND within 30 days, the specific clinical trials outlined in the IND may go forward.

Clinical Phase

The clinical phase of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, requesting approval to market the drug for a given use, or indication. Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice, and according to IND-approved protocols detailing, among other things, the study objectives and the parameters, or endpoints, to be used in assessing safety and efficacy. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, or IRB, and each trial, with limited exceptions, must include all subjects’ informed consent. The clinical evaluation phase typically involves the following sequential process:

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

The length of the FDA’s review can range from a few months to several years or more. Once an NDA is in effect, significant changes such as the addition of one or more new indications for use generally require prior approval of an NDA including additional clinical trials or other data required to demonstrate that the product as modified remains safe and effective.

Fast Track Review

The Food and Drug Administration Modernization Act of 1997, or the Modernization Act, establishes a statutory program for relatively streamlined approval of “Fast Track” products, which are defined under the Modernization Act as new drugs or biologics intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Fast Track status requires an official designation by the FDA.

Abbreviated New Drug Application and Review

An Abbreviated New Drug Application, or ANDA, is a type of NDA that is used for the review and approval of a generic drug product. A generic drug product is one that is the same as a previously approved innovator drug product, which means it has the same active ingredient, dosage form, and strength, route of administration, quality, performance characteristics, and intended use. An ANDA is generally not required to include preclinical and clinical data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to the previously approved drug, which means that it performs in the same manner. None of the products currently under development by FluoroPharma will be eligible for ANDA approval, although it is possible that competing products based on our product could be approved by this route at some future time.

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

Compliance with post-approval requirements will require us to expend time, money, and effort on an ongoing basis. We expect to use third party manufacturers to produce certain of our products in clinical and commercial quantities. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

In addition, discovery of problems with a product or the failure to comply with requirements may result in restrictions including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects.

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

Consulting and Advisory Agreements

We enter into various consulting and advisory agreements from time to time in the ordinary course of business relating to investor and public relations services.  On March 24, 2014, we entered into a consulting agreement effective as of March 6, 2014 (the "Effective Date") with the Del Mar Consulting Group, Inc. (“Del Mar”) for investor and public relations services.  The consulting agreement has an initial term of four months with successive one month renewal periods until terminated by either party upon not less than 10 days prior notice.  On or prior to April 3, 2014, we will pay to Del Mar an upfront fee of $125,000 payable at our option either in cash or in restricted shares based on the market price of our common stock preceding the Effective Date. We will also pay a monthly cash retainer of $10,000 during the term of the consulting agreement. In addition, provided the consulting agreement remains in effect, we will pay to Del Mar a $125,000 renewal fee within 10 days following the five month anniversary of the Effective Date at our option either in cash or in restricted shares based on the market price of our common stock preceding the Effective Date.

Employees

As of December 31, 2013, we had five full-time employees.

Item 1A.  Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information included in this annual report before making an investment decision. If any of the possible adverse events described below actually occurs, our business, results of operations or financial condition would likely suffer. In such an event, the market price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Finances, Capital Requirements and Other Financial Matters

We are a development stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a company in the development stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have incurred net losses every year since our inception in 2003 and have generated no revenue from product sales or licenses to date. Our operations have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of our product candidates. As of December 31, 2013, we had an accumulated deficit of approximately $24.2 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs.

Our operations have consumed substantial amounts of cash since inception. At December 31, 2013, we had cash, cash equivalents and investments in trading securities of approximately $1.8 million, which we expect will be sufficient, together with proceeds of our most recent private placements, to fund our operations through August 2014. We will need to seek substantial additional financing to continue our activities beyond such date. We have no bank lines of credit or other arrangements or commitments for such financing and we may not be successful in our efforts to raise needed capital on acceptable terms, if at all. If we are unable to obtain sufficient funding, through a corporate collaboration, debt or equity financing or otherwise, we will be required to curtail or discontinue one or more of our product development programs.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2013 with respect to our ability to continue as a going concern, the existence of which may adversely affect our stock price and our ability to raise capital.

In their report dated March 24, 2014, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2013 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

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

Risks Related to Our Business and Industry

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our product candidates are in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization. Of the large number of drugs in development, only a small percentage successfully complete the United States Food and Drug Administration, or FDA, regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. We are subject to the risk that some or all of our proposed products:

●	will be found to be ineffective or unsafe;

●	will not receive necessary regulatory clearances;

●	will be unable to get to market in a timely manner;

●	will not be capable of being produced in commercial quantities at reasonable costs;

●	will not be successfully marketed; or

●	will not be widely accepted by the medical community.

We may experience unanticipated problems relating to product development, testing, regulatory compliance, manufacturing, marketing and competition, and our costs and expenses could exceed current estimates.  We cannot predict whether we will successfully develop and commercialize any products.

If we fail to obtain U.S. regulatory approval of our current or future product candidates, we will be unable to commercialize these potential products in the United States.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates unless and until we receive FDA approval. The process of obtaining FDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities.  Approval of a product candidate in the U.S. or foreign markets may be delayed, limited or denied for many reasons, including, but not limited to:

●	disagreement with the design or implementation of our clinical trials;

●	disagreement with our interpretation of data from preclinical studies or clinical trials;

●	our failure to demonstrate to the satisfaction of the FDA or other regulatory agency that a product candidate is safe and effective for any indication;

●	the results of clinical trials may not meet the level of statistical significance required for approval;

●	our inability to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; or

●	the manufacturing processes or facilities of third party manufacturers with which we or our collaborators contract for clinical and commercial supplies may not be acceptable.

Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

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

U.S. manufacturing, labeling, storage and distribution activities also are subject to strict regulating and licensing by the FDA. Our failure, or the failure of any manufacturing facilities that supply our product candidates, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA or these other authorities, including the interruption or prevention of marketing, closure of such facilities, and fines or penalties.

Regulatory authorities also will require post-marketing surveillance to monitor and report to the FDA potential adverse effects of our product candidates. If approved, any of our product candidates’ subsequent failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators;

●
reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;

●	obtaining Investigator Review Board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

●	identifying, recruiting and enrolling patients to participate in a clinical trial; and

●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the compounds, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

●	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

We rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves and intend to continue to rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our clinical trials in accordance with our clinical protocols. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or jointly with a partner, or the establishment of a contract sales force to market any products we may develop, will be expensive and time-consuming and could delay any product launch. If we, or our partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third-parties on acceptable terms, if at all.

We license patent rights from third party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We are party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained the rights from Massachusetts General Hospital, for our composition of matter patents and some method of use patents. We may enter into additional licenses to third party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue with respect to these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. Our proprietary rights may not adequately protect our intellectual property and product candidates and if we cannot obtain adequate protection of our intellectual property and product candidates, we may not be able to successfully market our product candidates.

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

Our ability to commercialize any of our product candidates that we may successfully develop will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Third party intellectual property in the fields of cardiology, oncology, neurology, and radiopharmaceutical technologies are complicated, and third party intellectual property rights in these fields are continuously evolving. We have not performed searches for third party intellectual property rights that may raise freedom-to-operate issues, and we have not obtained legal opinions regarding commercialization of our product candidates. As such, there may be existing patents that may affect our ability to commercialize our product candidates.

In addition, because patent applications are published 18 months after their filing, and because applications can take several years to issue, there may be currently pending third party patent applications that are unknown to us, which may later result in issued patents. If a third party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

●
infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management’s attention from our core business strategy;

●	substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights;

●	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

●
redesigning our process so that it does not infringe the third party intellectual property, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market.

Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to the testing and use of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

If any product candidates that we may successfully develop do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Coverage and reimbursement of our product candidates by third party payers, including government payers, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including::

●	limited indications of regulatory approvals;

●	the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates and their potential advantages over existing diagnostic compounds;

●	the prevalence and severity of any side effects;

●	our ability to offer our product candidates at an acceptable price;

●	the relative convenience and ease of administration of our products;

●	the strength of marketing and distribution support; and

●	sufficient third party coverage or reimbursement.

The failure of any of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business,

We have no manufacturing capabilities and rely on third parties to manufacture our preclinical and clinical supplies and expect to continue to rely on third parties to produce commercial supplies of any approved product candidate, which reliance could adversely impact our business.

We have no commercial manufacturing facility for our product candidates and no experience in manufacturing commercial quantities of our product candidates. As such, we are dependent on third parties to supply our product candidates according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We cannot be sure that we will be able to obtain an adequate supply of our product candidates on acceptable terms, or at all. If any third party becomes unable or unwilling to deliver sufficient quantities of our product candidates to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, it would materially adversely affect clinical development and potential commercialization of the product.

Third party manufacturers are required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In the event that the FDA or such other agencies determine that our third party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material.  Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

We do not expect to have the resources or capacity to commercially manufacture any of our proposed products, if approved, and will likely continue to be dependent upon third party manufacturers. Our dependence on third parties to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize our products on a timely basis or at all.

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may successfully develop and seek to commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, 18-F TPP’s primary competition in the non-acute setting will be perfusion imaging agents such as Sestamibi produced by Lanthaeus Medical, Tetrophosmine produced by GE Healthcare, and generic thallium, the primary U.S. supplier being Mallinckrodt. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of BF-PET or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several pharmaceutical companies including Lanthaeus, Bracco, GE Healthcare and Mallinckrodt, and our competitors may:

●	develop and market products that are less expensive or more effective than our future products;

●	commercialize competing products before we or our partners can launch any products developed from our product candidates;

●	operate larger research and development programs or have substantially greater financial resources than we do;

●	initiate or withstand substantial price competition more successfully than we can;

●	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

●	more effectively negotiate third party licenses and strategic relationships; and

●	take advantage of acquisition or other opportunities more readily than we can.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Thijs Spoor, our president, chairman and chief executive officer. Although we have entered into an employment agreement there is no assurance that he will remain in our employ for the entire term of such employment agreement. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

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

Market acceptance of our potential products will be limited if users are unable to obtain adequate reimbursement from third party payers.

Our ability or the ability of our collaborators to commercialize any of our product candidates that we successfully develop may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Each of our product candidates is intended to replace or alter existing therapies or procedures. These third party payers may conclude that our product candidates are less safe, effective or cost-effective than these existing therapies or procedures. If third party payers do not approve our product candidates for reimbursement or fail to reimburse for them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third party payers make reimbursement available, these payers’ reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our potential products on a profitable basis.

In addition, legislation and regulations affecting the pricing of our product candidates may change in ways adverse to us before or after the FDA or other regulatory agencies approve any of our product candidates for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business prospects, financial condition and results of operations.

Risks Related to our Common Stock

Our stock price may be volatile.

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

●	results from and any delays in our clinical trials;

●	failure or delays in entering additional product candidates into clinical trials;

●	failure or discontinuation of any of our research programs;

●	delays in establishing new strategic relationships;

●	delays in the development or commercialization of our potential products;

●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

●	actual and anticipated fluctuations in our financial and operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	introduction of technological innovations or new commercial products by us or our competitors;

●	issues in manufacturing our potential products;

●	market acceptance of our potential products;

●	third party healthcare reimbursement policies;

●	FDA or other domestic or foreign regulatory actions affecting us or our industry;

●	litigation or public concern about the safety of our product candidates; and

●	additions or departures of key personnel.

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

There may be risks associated with us becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-merger company.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the OTC.QB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTC.QB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  As a result of the lack of trading activity, the quoted price for our common stock on the OTC.QB is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Our articles of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors, or our Board, has the authority to fix and determine the relative rights and preferences of preferred stock and has designated 3,500,000 preferred shares as Series A Preferred Stock and 12,000,000 preferred shares as Series B Preferred Stock. Our Board also has the authority to issue additional shares of our preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

Our offices are located in Montclair, New Jersey pursuant to a lease expiring on April 30, 2015 that provides for a monthly rent of $3,800.

Item 3. Legal Proceedings.

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. On August 16, 2013, we filed a motion to dismiss the complaint. We are currently awaiting the judge’s ruling on the motion.

We are not aware of any other material pending or threatened legal proceeding against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC.QB under the symbol “FPMI”. The following table sets forth, for the calendar periods indicated the range of the high and low last reported of the Company’s common stock, as reported by the OTC.QB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

2013	High	Low
First Quarter	$0.91	$0.77
Second Quarter	$0.84	$0.55
Third Quarter	$0.70	$0.52
Fourth Quarter	$0.67	$0.51

2012
First Quarter	$1.01	$0.70
Second Quarter	$0.85	$0.51
Third Quarter	$1.10	$0.71
Fourth Quarter	$0.99	$0.67

As of March 18, 2014, we had approximately 154 stockholders of record.  Our transfer agent is VStock Transfer, LLC, Cedarhurst, New York.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

Equity Compensation Plan Information

The following table reflects, as of December 31, 2013, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,536,928	$0.68	1,938,822
Equity compensation plans not approved by shareholders	--	--	--
Total	4,536,928	$0.68	1,938,822

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the SEC.

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

Derivative Financial Instrument.

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

At December 31, 2013, we had a derivative warrant liability relating to certain warrants issued in 2013 that contain anti-dilution provisions.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings.  Investments as of December 31, 2013 is comprised of a single investment in a publicly traded stock and is considered “trading securities”. Gains and losses on the sale of these securities are recorded on the trade date and are determined using the specific identification method.

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

As of December 31, 2013, management has recorded an impairment on equipment of $128,245, which is included in general and administrative expense in the consolidated statements of operations. The circumstances leading to the impairment included reconsideration of the equipment's utilization in future operations of the Company as well as the current condition of the equipment. Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment. Management has determined that no impairments were required as of December 31, 2012.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at December 31, 2013, we had an accumulated deficit of approximately $24.2 million primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

R&D Expenses

Conducting R&D is central to our business. For the period from inception through December 31, 2013, R&D expenses aggregated approximately $7.4 million. R&D expenses consist primarily of:

●	employee-related expenses, which include salaries and benefits, and rent expense;

●	license fees and annual payments related to in-licensed products and intellectual property;

●
expenses incurred under agreements with CROs, investigative sites and consultants that conduct or provide other services relating to our clinical trials and a substantial portion of our preclinical activities;

●	the cost of acquiring clinical trial materials from third party manufacturers; and

●	costs associated with non-clinical activities, patent filings and regulatory filings.

From inception through December 31, 2013, direct, external development costs incurred for our CardioPET, BFPET and VasoPET product development programs were $1.6 million, $0.4 million and $0.2 million, respectively.

We expect to continue to incur substantial expenses related to our R&D activities for the foreseeable future as we continue product development. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our R&D expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event one or more of these product candidates receive regulatory approval, to fund the launch of the product.

G&A Expenses

G&A expenses consist principally of personnel-related costs, professional fees for legal, consulting and audit services, rent and other general operating expenses not otherwise included in R&D. For the period from inception through December 31, 2013, G&A expenses aggregated approximately $13.9 million. We anticipate G&A expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded R&D activities;

●
an expanding infrastructure and increased professional fees and other costs associated with the compliance with the Exchange Act, the Sarbanes-Oxley Act and stock exchange regulatory requirements and compliance; and

●	business development and financing activities.

Comparison of Years Ended December 31, 2013 and 2012

G&A expenses were $3,049,591 and $2,726,224 for the years ended December 31, 2013 and 2012, respectively. The 11.9% increase was due primarily to increases in investor relations activities, personnel costs, as well as a general increase in operating expenses, in addition to the impairment of equipment of approximately $130,000. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $1,312,507 and $1,423,286 for the years ended December 31, 2013 and 2012, respectively. The 7.8% decrease was due primarily to decreased consulting expenses. In addition, during the year ended December 31, 2012, we incurred approximately $160,000 in R&D grants related to our clinical trials.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $(1,245,230) and $132,764 for the years ended December 31, 2013 and 2012, respectively.  The 1038% decrease was due to approximately $818,000 in losses on the sale of trading securities, approximately $236,000 in unrealized losses on trading securities, a $217,000 loss on revaluation and modification of derivative warrant liability and $51,000 of interest expense which primarily related to the exchange of the notes payable for Series B Preferred Stock.  In addition, during the year ended December 31, 2013, we recognized other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder. For the year ended December 31, 2012, we recorded a gain on settlements of accounts payable of approximately $133,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $24.2 million as of December 31, 2013.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

During the year ended December 31, 2013, we raised $1,370,190 in cash and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the private placement of our Series B Preferred Stock that closed in 2013 and the private placement of our common stock that closed in 2013.  As of December 31, 2013, we received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the private placement of our Series B Preferred Stock.

At December 31, 2013, we had cash, cash equivalents and trading securities of approximately $1.8 million, which we believe is sufficient, together with proceeds of the private placement of our common stock that closed in 2014, to fund our planned operations through August 2014 based on our current business plan. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the Year Ended December 31, 2013 and 2012

Net cash used in operating activities for the year ended December 31, 2013 was $3,331,797, which primarily reflected our net loss of $5,607,328 offset by non-cash expenses of $2,122,802 and an increase in working capital of $152,730.  Net cash used in operating activities for the year ended December 31, 2012 was $3,280,696 which primarily reflected our net loss of $4,016,746, offset by non-cash expense of $893,805, an increase in working capital of $24,613 and non-cash gain on the settlement of accounts payable of $133,142.

Net cash provided by investing activities was $1,800,694 for the year ended December 31, 2013, which primarily reflected the proceeds from the sale of trading securities offset by the purchase of office equipment.  For the year ended December 31, 2012, net cash used by investing activities was $40,929, which primarily reflected the purchase of office furniture and leasehold improvements.

For the year ended December 31, 2013, net cash provided by financing activities was $1,370,190, which reflects net cash received from the sale of Series B Preferred Stock, the issuance of promissory notes in the aggregate principal amount of $330,000 and the sale of common stock. For the year ended December 31, 2012, net cash provided by financing activities was $1,360,572, which reflects net cash received from the issuance of common stock.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Johan M. (Thijs) Spoor	41	Chief Executive Officer, President, Chairman and Director
Tamara Rhein	41	Chief Financial Officer
Walter Witoshkin	68	Director
Peter S. Conti, M.D., Ph.D.	57	Director
Lawrence Atinsky	44	Director
Joseph A. Pierro, M.D.	56	Director
Andrew H. Sassine	49	Director*

* Effective as of April 1, 2014.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Johan M. (Thijs) Spoor has been our president, chief executive officer and a member of our Board since February 14, 2011, and has been the Chairman of our Board since June 14, 2012.  Mr. Spoor was the chief financial officer for Sunstone BioSciences from February 2010 through September 2010. From December 2008 until joining Sunstone BioSciences, he worked at Oliver Wyman as a consultant to pharmaceutical and medical device companies. Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and at Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry spending 11 years with Amersham / GE Healthcare where he worked in 7 countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan. Mr. Spoor also sits on the board of directors of MetaStat, Inc. (MTST), AtheroNova, Inc. (AHRO) and Protea Biosciences Group, Inc.  He holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University.  We believe that Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting our company, which makes him a qualified member of our Board.

Tamara Rhein has been our chief financial officer since August 16, 2012 and served as our financial controller since July 2011. From November 2008 until  joining us, Ms. Rhein was controller for Manhattan Pharmaceuticals, where she was responsible for a wide range of activities, including financial statement preparation, footnote disclosures for SEC filings, stock option accounting and quarterly and year-end audits.  From 2005 until 2008, Ms. Rhein was with Vyteris, where her primary role was to manage the SEC accounting and reporting department. Ms. Rhein received a Bachelor's of Science degree in accounting from California State University at Northridge and is also a certified public accountant.

Walter Witoshkin has been a member of our Board since February 14, 2011. Mr. Witoshkin was the chairman and chief executive officer of QuantRx Biomedical Corporation, a medical technology company from April 2005 through August 2010.  Mr. Witoshkin has held executive positions in the healthcare and pharmaceutical industries including senior financial positions at Wyeth Labs (American Cyanimade), VP Business Development and chief financial officer positions at SmithKline Beecham (now Glaxo SmithKline) and Menley & James Laboratories, Inc.  He is a founding partner of the Trident Group, a global consultancy to the pharmaceutical industry.   We believe that Mr. Witoshkin’s industry specific extensive management experience provides him with a broad and deep understanding of our business and our competitors’ efforts, which is an invaluable resource to our Board.

Peter S. Conti, M.D., Ph.D. has been a member of our Board since February 14, 2011.  Dr. Conti is a tenured Professor of Radiology, Pharmacy and Biomedical Engineering at the University of Southern California, as well as Director of the USC Positron Imaging Science Center and Clinic since its inception in 1991.  He is also the Director of the Molecular Imaging Laboratory at USC.  Dr. Conti received his medical and doctoral degrees from Cornell University, and completed his residency in Diagnostic Radiology and Fellowship in Nuclear Medicine at The Johns Hopkins Medical Institutions.  Dr. Conti is Board Certified in both Diagnostic Radiology and Nuclear Medicine.  He is a Fellow of the American College of Radiology and of the American College of Nuclear Medicine Physicians. Dr. Conti is a past President of the Society of Nuclear Medicine (SNM), and continues to serve on a number of committees for the Society, including those involving government and regulatory affairs related to the development of Molecular Imaging technology and its applications in medicine.   We believe that Dr. Conti’s broad range of experience in medicine, academia, and administration enable him to provide a unique and valuable perspective to our Board.

Lawrence Atinsky has been a member of our Board January 3, 2011.  During the past seven years, Mr. Atinsky has been a partner at Ascent Biomedical Ventures, or ABV, a venture capital firm investing in seed and early-stage biomedical technology companies developing medical devices, biopharmaceuticals, healthcare services, and information technology.  Prior to joining ABV, Mr. Atinsky was a corporate attorney at Skadden, Arps, Slate, Meagher & Flom in New York, where he was involved in structuring and negotiating numerous private and public merger and acquisition transactions. Mr. Atinsky has also been the General Counsel of several private companies in the healthcare industry and has been a founder and investor in early-stage medical technology companies. Mr. Atinsky earned a J.D. from New York University School of Law and B.A. degrees in Political Science and Philosophy from the University of Wisconsin-Madison.  We believe that Mr. Atinsky’s experience as a corporate attorney and background in venture capital focusing on biomedical technology companies enable him to provide a valuable perspective to our Board.

Joseph A. Pierro, M.D. has been a member of our Board since April 15, 2013.  Since July 2012, Dr. Pierro has been the Chief Medical Officer at Biomedical Systems, a provider of diagnostic services for clinical trials, where he is responsible for leadings its Scientific Affairs groups which provide medical and regulatory guidance with respect to clinical studies. From April of 2009 until May of 2012, Dr. Pierro served as Vice President, Head of Medical Science at Covidien, a healthcare products company, and from July of 2005 until April of 2009, Dr. Pierro served as the Vice President, Clinical Affairs at Covidien, where he was responsible for providing strategic medical direction and operation regulatory and clinical support for new product development. From April 2001 until July 2005, Dr. Pierro served in various medical and clinical roles at General Electric Health Care. Dr. Pierro earned his M.D. at the State University of New York at Buffalo School of Medicine and his undergraduate degree from Canisius College. We believe that Dr. Pierro’s experience and background in clinical trials and regulatory guidance enable him to provide a valuable perspective to our Board.

Andrew H. Sassine has been appointed a member of our Board effective April 1, 2014.  Mr. Sassine was employed by Fidelity Investments from 1999 until February 2012. During his tenure, Mr. Sassine managed the Fidelity Small Cap Stock Fund, the Fidelity International Small Cap Opportunities Fund and the Fidelity Advisor International Small Cap Opportunities Fund.  Mr. Sassine began his career at Fidelity as a high yield research analyst covering the telecommunications, satellite, technology, defense and aerospace and restaurant industries and in 2001 joined the international group as a research analyst covering small and mid-cap international stocks. Mr. Sassine has been a member of the Henry B. Tippie College of Business, University of Iowa Board of Advisors since 2009 and is on the Board of Trustees at the Clarke Schools for Hearing and Speech. Mr. Sassine currently serves on the boards of directors of  MD Revolution Inc., a privately-held personalized medicine practice management and advisory company focused on leveraging genomics and mobile health technology to improve health; CNS Response, Inc. (CNSO.OB), a clinical decision support company providing reference data and analytical tools for clinicians and researchers in psychiatry; and Freedom Meditech, Inc., a privately held growth-stage medical device company focused on ophthalmic medical devices. He earned a Bachelor of Arts degree at the University of Iowa in 1987 and an MBA from the Wharton School at the University of Pennsylvania in 1993.  We believe that Mr. Sassine’s experience and background in the investment world enable him to provide a valuable perspective to our Board.

Director Independence

Walter Witoshkin, Lawrence Atinsky, Peter Conti, Andrew Sassine and Joseph Pierro are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Board Leadership Structure and Role in Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our  assessment of risks. The Board focuses on the most significant risks facing our company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company, our  management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective

Board Committees

Audit Committee

Walter Witoshkin and Lawrence Atinsky serve on the audit committee of the Board with Mr. Witoshkin serving as the Chairman. The audit committee operates under a charter approved by the Board. The functions of the audit committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non- audit services;

●	reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;

●
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	preparing the report that the SEC will require in our annual proxy statement; and

●	reviewing and providing oversight with respect to any related party transactions and monitoring compliance with our Code of Ethics; and

Our Board has determined that each member of the audit committee meets the financial literacy requirements under NASDAQ Stock Market rules and that Mr. Witoshkin’s employment experience qualifies him as an audit committee financial expert within the meaning of SEC rules and regulations.

Compensation Committee

Walter Witoshkin, Lawrence Atinsky and Peter Conti serve on the compensation committee of the Board, with Mr. Atinsky serving as the Chairman. The compensation committee operates under a charter approved by our Board. The functions of the compensation committee include, among other things:

●
reviewing our corporate goals and objectives relevant to our executives’ compensation, evaluating the executives’ performance in light of such goals and objectives and determining executive compensation levels based on such evaluations;

●	reviewing and making recommendations to the Board with respect to non-executive officer compensation and independent director compensation;

●	administering our incentive compensation and equity-based plans; and

●	preparing the report that the SEC will require in our annual proxy statement and Form 10-K.

Nominating Committee

We do not presently have a nominating committee. Our Board currently acts as our nominating committee.

Code of Ethics

We adopted a Code of Ethics on July 22, 2011 that applies to all directors, officers and employees.  Our Code of Ethics is available on our website at http://www.fluoropharma.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 8 Hillside Avenue, Suite 207, Montclair, NJ 07042.

Compensation Discussion and Analysis

Overview

During 2012 and 2013, Mr. Spoor continued as our chief executive officer, with compensation packages structured to reflect our current level of operations and resources. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2013. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Compensation Program Objectives and Philosophy

Our compensation committee currently oversees the design and administration of our executive compensation program. It reviews and approves all elements of compensation for each of our named executive officers taking into consideration recommendations from our chief executive officer (for compensation other than his own), as well as competitive market guidance. We define our competitive markets for executive talent to be the pharmaceutical and biotechnology industries in the tri-state area. To date, we have utilized Equilar Executive Compensation Survey, a third party market specific compensation survey, and, when applicable, other independent third-party compensation consultants, to benchmark our executive compensation.

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2013, our compensation philosophy has continued to evolve to accommodate our changing circumstances, operational needs and limited financial resources during this period.

Base Salaries

For the year ended December 31, 2012, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Effective July 30, 2012, Mr. Spoor received an annual salary of $290,000.  Effective October 1, 2013, Mr. Spoor’s annual salary was increased to $305,000.  On August 16, 2012, we appointed Ms. Rhein as chief financial officer.  For the year ended December 31, 2012 and through the current period, Ms. Rhein received an annual salary of $100,000, which increased to $130,000 effective as of January 1, 2014. See “Employment Agreements” below. In December 2013, Mr. Spoor and Ms. Rhein received cash bonuses of $50,000 and $10,000, respectively.

As we continue to evaluate our future human resource requirements, our compensation committee will continue to review appropriate base salaries for our executive officers. In making its determination, the compensation committee will consider the time commitment necessary and the roles our executives will play in implementing our plans.

Long-term Equity Incentives

We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive award. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Equity awards also are less costly to us in the short term than cash compensation. We review long-term equity incentives for our named executive officers and other executives annually.

Historically, for our named executive officers, our stock option grants were of a size and term determined and approved by the compensation committee. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives and result in less immediate dilution of existing shareholders’ interests. Generally, all grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and the Use of Estimates.”

We do not time stock option grants to executives in coordination with the release of material non-public information. Our stock option grants have a 10-year contractual exercise term.  The compensation committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.  If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of their employment agreements in certain change in control or other material events.

In December 2010, Mr. Spoor was granted 600,000 common stock options with an exercise price of $0.50.  150,000 of these options vested immediately and the remaining options will vest based on milestones related to the completion of our clinical trials. During 2011, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.50.  These options vest equally over a four-year period.  During 2012, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.84.  These options vest equally over a three-year period.  During 2012, Ms. Rhein was granted 80,000 common stock options with an exercise price of $0.83 which vest based on milestones related to the completion of our clinical trials.  During 2013, Ms. Rhein was granted 100,000 common stock options with an exercise price of $0.83.  These options vest equally over a three-year period.

Compensation Committee Interlocks and Insider Participation

Members of our compensation committee of the board of directors were Lawrence Atinsky, Walter Witoshkin and Peter Conti. No member of our compensation committee was, or has been, our officer or employee.

No member of the compensation committee has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 11.  Executive Compensation

The following table sets forth the annual and long-term compensation paid to our chief executive officer and the other executive officers who earned more than $100,000 per year at the end of the last three completed fiscal years. We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation ($)	Total ($)
Johan M. (Thijs) Spoor	2013	293,750	50,000	-	-	-	-	343,750
	2012	232,500	30,000	50,000	324,535	-	-	637,035
	2011	183,867	-	57,600	1,343,040	-	-	11,584,507

Tamara Rhein	2013	100,000	10,000	10,000	45,610	-	-	165,610
	2012 (1)	85,000	10,000	10,000	41,260	-	-	146,260

(1) Ms. Rhein was appointed as our chief financial officer on August 16, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2013.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Johan M. (Thijs) Spoor	150,000	450,000		$0.50	12/03/2020	-	-	-	-
	300,000	300,000		$0.50	5/01/2021
	200,000	400,000		$0.84	9/19/2022

Tamara Rhein	7,000	3,500		$1.05	12/05/2021
	-	80,000		$0.83	6/25/2022
	33,333	66,667		$0.83	01/02/2023

Employment Agreements with Executive Officers

Johan M. (Thijs) Spoor:

On July 30, 2012, we entered into a three-year employment agreement with Johan M. (Thijs) Spoor to continue to serve as our chief executive officer.  Under the agreement, Mr. Spoor will receive a base salary at an annual rate of $305,000, and is entitled to an annual bonus if we meet or exceed criteria adopted by the Board. The target bonus for Mr. Spoor for 2013 is $125,000 upon achievement of 100% of certain criteria set forth in the agreement. Mr. Spoor is also eligible for grants of awards under our 2011 Incentive Plan based upon completion of performance milestones as the Board may determine from time to time with an aggregate target amount of 350,000 shares of common stock.

Upon termination of Mr. Spoor’s employment prior to expiration of his employment period, he shall be entitled to receive $550,000 payable in either 12 equal monthly installment payments or in a single lump sum, at our discretion, together with the value of any accrued but unused vacation time, the amount of all accrued but previously unpaid base salary through the date of such termination, any expenses incurred. In addition, we have agreed to provide him with all benefits to which he is entitled for 18 months or the full unexpired term of the agreement, whichever is longer, unless Mr. Spoor’s employment is terminated for cause.  Additionally, in the event we complete a sales transaction, as defined in the agreement, 100% of Mr. Spoor’s then outstanding options will vest immediately.  This agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

Tamara Rhein:

Effective as of August 22, 2012, we entered into an employment agreement with Ms. Rhein pursuant to which Ms. Rhein serves as our chief financial officer.  The agreement is for an initial one year term that shall automatically renew for successive one year increments unless otherwise terminated.  Under the agreement, Ms. Rhein will receive a base salary at an annual rate of $130,000, and is entitled to an annual bonus as determined by our Board or compensation committee.  Ms. Rhein is also eligible for grants of awards under our 2011 Incentive Plan as the compensation committee may determine from time to time. Upon termination of Ms. Rhein’s employment prior to expiration of her employment period without cause Ms. Rhein shall be entitled to receive (i) all unpaid but due base salary, unpaid bonus and unused vacation days, (ii) benefits received immediately prior to termination for an additional period of six months following termination, (iii) reimbursement of expenses, and (iv) base salary immediately prior to termination for an additional period of six months following termination.  The employment agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

 Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Walter Witoshkin	$30,000		$34,207	-	-	$101,000	$165,207
Peter S. Conti	$30,000	-	$34,207	-	-	-	$64,207
Lawrence Atinsky	$30,000	-	$34,207	-	-	$-	$64,207
Joseph Pierro	$22,500	-	$36,613	-	-	$-	$59,113

We pay the non-executive directors a quarterly stipend of $7,500 to compensate them for their time, attendance at board meetings and for phone calls as required.

Equity Incentive Plan

On February 14, 2011, our Board and stockholders adopted the 2011 Equity Incentive Plan (the “Plan”). Under the Plan, awards may take the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the “Code”), non-statutory options or restricted stock. The purpose of the Plan is to attract and retain the best available personnel in order to promote the success of our business and to encourage the sense of proprietorship and to stimulate the active interest of such persons in our development and financial success.

The Plan initially reserved 6,475,750 shares of common stock for issuance, of which a maximum of 161,250 could be issued as restricted stock. The 2011 Plan provides that on January 1 of each year, commencing on January 1, 2013, the aggregate number of shares available for issuance under the Plan shall be automatically increased so that the number of shares then available for issuance under the Plan will equal the greater of (i) the aggregate number of shares subject to the Plan as of the preceding December 31 and (ii) seven percent (7%) of our total outstanding shares. There are currently 1,938,822 shares reserved for issuance under the Plan. As of December 27, 2013, there were outstanding under the Plan options to purchase 4,536,928 shares and 161,250 shares of restricted stock.

Administration

The Plan is administered by our Board or a committee designated by our Board. With respect to grants of awards to our officers or directors, the Plan is administered by our Board or a committee in a manner that permits such grants to be exempt from Section 16(b) of the Exchange Act. Grants of awards to covered employees as defined under Section 162(m) of the Code, will be made only by a committee comprised solely of two or more directors eligible to serve on a committee making awards. The Board or the committee has the full authority to select recipients of the grants, determine the terms and conditions of any awards, interpret the Plan, and to take any other action deemed appropriate, consistent with the terms of the Plan.

Eligibility

Under the Plan, awards may be granted to employees, officers and directors of, and consultants and advisors to, our company and any subsidiary.

Terms of Options

The term of each option granted under the Plan shall be contained in a stock option agreement with the optionee and such terms shall be determined by the administrator consistent with the provisions of the Plan, including the following:

Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted.

Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the administrator, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the Plan ) the administrator may, in its sole discretion, accelerate the vesting of outstanding options, in whole or in part.

Expiration. Any option granted to an employee shall become exercisable over a period of no longer than five years. No option shall in any event be exercisable after 10 years from, and no incentive stock option granted to a 10% stockholder shall become exercisable after the expiration of five years from, the date of the option.

Transferability. Options are not transferable and may be exercised solely by the optionee during his or her lifetime or, following death, by the person entitled by will or the laws of descent and distribution; provided, however, that the administrator may, in its sole discretion, permit limited transfers of non-statutory options.

Terms of Restricted Stock

A stock award consists of the transfer by us to a participant of shares of common stock. The consideration for the shares to be issued shall be determined by the administrator. Shares of restricted stock are forfeitable until the terms of grant are satisfied and are not transferable until all restrictions have lapsed. Unless otherwise provided by the administrator, any distributions in respect of a restricted stock award will be subject to the same restrictions as the award.

Termination, Modification and Amendment

The Board may, in so far as permitted by law, from time to time, suspend or terminate the Plan or revise or amend it in any respect whatsoever, except that without the approval of our stockholders, no such revision or amendment shall (i) materially increase the number of shares subject to the Plan, (ii) decrease the price at which grants may be granted, (iii) materially increase the benefits to participants, (iv) materially modify the eligibility requirements for participation in the Plan, (v) effect a repricing, including through cancellations and regrants of awards, or (v) alter or impair the rights and obligations under any outstanding award without the written consent of the participant thereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 10, 2014 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 207, Montclair, N.J. 07042. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 10, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned (2)
Johan (Thijs) Spoor (3)	939,643	34%
Tamara Rhein (4)	73,919	0.3%
Walter Witoshkin (5)	218,345	0.8%
Peter S. Conti (6)	509,083	1.8%
Lawrence Atinsky (7)	180,444	0.7%
Joseph A. Pierro (8)	75,000	0.3%
Andrew H. Sassine (9)	1,200,000	4.3%
MKM Opportunity Master Fund, Ltd. (10)	2,117,566	7.6%
Platinum Long Term Growth VII LLC (11)	1,824,543	6.6%
All executive officers and directors as a group (7 persons)	1,996,434	11.5%

(1)
Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 207, Montclair, N.J. 07042.

(2)	Based upon 27,745,019 shares of our common stock issued and outstanding.
(3)
Includes 200,398 shares of common stock, 30,000 shares of common stock issuable upon conversion of Series B Preferred Stock, 59,245 shares of common stock underlying warrants, 450,000 shares of common stock issuable upon exercise of options at $0.50 per share and 200,000 shares of common stock issuable upon exercise of options at $0.84 per share.  Does not include 750,000 shares of common stock issuable upon exercise of options at $0.50 per share and 400,000 shares of common stock issuable upon exercise of options at $0.84 per share which are held by Mr. Spoor but not currently exercisable nor exercisable within 60 days of March 10, 2014.

(4)
Includes 10,000 shares of common stock, 12,875 shares of common stock issuable upon conversion of Series B Preferred Stock, 10,711 shares of common stock underlying warrants, 7,000 shares of common stock issuable upon exercise of options at $1.05 per share and 33,333 shares of common stock issuable upon exercise of options at $0.83 per share.  Does not include 3,500 shares of common stock issuable upon exercise of options at $1.05 per share, 146,667 shares of common stock issuable upon exercise of options at $0.83 per share and 50,000 shares of common stock issuable upon exercise of options at $0.51which are held by Ms. Rhein but not currently exercisable nor exercisable within 60 days of March 10, 2014.

(5)
Does not include 161,250 restricted shares that vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the 2011 Equity Incentive Plan; (ii) the successful completion of a Phase II clinical trial for any of the Company’s products; or (ii) the determination by the Board to provide for immediate vesting. Does include 75,000 shares of common stock issuable upon exercise of options at $0.95 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, and 125,488 shares of common stock issuable upon exercise of options at $0.83 per share.

(6)
Includes 35,738 shares of common stock, 45,000 shares of common stock issuable upon exercise of options at $0.95 per share, 285,000 shares of common stock issuable upon exercise of options at $0.16 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, and 125,488 shares of common stock issuable upon exercise of options at $0.83 per share.

(7)
Includes 30,000 shares of common stock issuable upon conversion of Series B Preferred Stock, 24,956 shares of common stock underlying warrants, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share.

(8)	Represents shares of common stock issuable upon exercise of options at $0.83 per share.
(9)	Includes 600,000 shares of common stock and 600,000 shares of common stock underlying warrants..
(10)
Includes 2,117,566 shares of common stock held by MKM Opportunity Master Fund, Ltd.  Does not include 335,184 warrants held by MKM Opportunity Master Fund, Ltd. and 21,084 warrants held by MKM SP1, LLC which are subject to 4.9% ownership blockers. David Skriloff has the voting and dispositive power over the securities held for the account of this beneficial owner.

(11)
Includes 1,824,543 shares of common stock. The number of shares beneficially owned by Platinum Long Term Growth VII LLC does not include 4,523,076 shares of common stock underlying 4,523,076 shares of Series B Preferred Stock and 6,020,214 shares of common stock underlying warrants, exercisable at $0.83 per share, beneficially owned by Platinum-Montaur Life Sciences, LLC. The terms of such Series B Preferred Stock and warrants provide that the holder may not convert or exercise such securities to the extent such conversion or exercise could result in the holder beneficially owning more than 4.99% of our outstanding common stock, unless waived by the holder on at least 61 days’ notice and subject to the terms of such securities. Assuming such blocker provisions were waived and the full conversion and exercise of the Series B Preferred Stock and warrants held by Platinum-Montaur Life Sciences, LLC, such holder would beneficially own, together with Platinum Long Term Growth Fund VII LLC, approximately 47% of our issued and outstanding common stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner. The address of Platinum Long Term Growth VII LLC is 152 West 57th Street, 4th Floor, New York, NY 10019.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Except as set forth below, during the last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

Prior to moving to our current offices, we utilized space that we leased from a company in which our former chairman and chief scientific officer, David Elmaleh, has an ownership interest. During the years ended December 31, 2011 and 2012, we paid the lessor $34,500 and $22,500, respectively. This lease expired on June 22, 2012.

Director independence

Walter Witoshkin, Lawrence Atinsky, Peter Conti, Andrew Sassine and Joseph Pierro are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012
Audit fees	$67,500	$38,141
Audit-related fees	8,500	8,525
Tax fees	-	-
All other fees	-	-

Total fees	$76,000	$46,666

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

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007).
3.2	Bylaws (Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on November 7, 2007).
3.3
Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock, filed with the Secretary of State of Nevada on May 13, 2011 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).

3.4
Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock, filed with the Secretary of State of Nevada on September 18, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).

4.1	Form of 2012 Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012).
4.2	Form of 2011 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
4.3	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).
4.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).
10.1+
Exclusive License Agreement with Massachusetts General Hospital dated as of April 27, 2009, as amended (Incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission on Form S-1filed on January 23, 2014).

10.2	Securities Purchase Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.3	Registration Rights Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.4	Form of 2011 Subscription Agreement - Lead Investor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.5	Form of 2011 Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.6
Form of Securities Purchase Agreement dated September 18, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).

10.7
Form of Registration Rights Agreement dated September 18, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).

10.8
Form of Securities Purchase Agreement dated December 31, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).

10.9
Form of Registration Rights Agreement dated December 31, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).

10.10	FluoroPharma Medical, Inc. 2011 Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.11
Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of September 8, 2011 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.12
Employment Agreement dated July 30, 2012 between the Company and Johan (Thijs) Spoor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012).

10.13
Employment Agreement dated August 22, 2012 between the Company and Tamara Rhein (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

10.14*	Consulting Agreement dated March 24, 2014 between the Company and Del Mar Consulting Group, Inc.
14.1	C Code of Ethics adopted by the Board of Directors (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012).
21	List of Subsidiaries (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
23.1*	Consent of Wolf & Company, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
_______________
* Filed herewith.
+ Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 24, 2014	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan M. (Thijs) Spoor	March 24, 2014
Johan M. (Thijs) Spoor
President, Chief Executive Officer, Chairman & Director (Principal Executive Officer)

/s/ Tamara Rhein	March 24, 2014
Tamara Rhein
Chief Financial Officer (Principal Accounting Officer)

/s/ Peter S. Conti	March 24, 2014
Peter S. Conti, M.D., Ph.D.
Director

/s/ Lawrence Atinsky	March 24, 2014
Lawrence Atinsky
Director

/s/ Walter Witoshkin	March 24, 2014
Walter Witoshkin
Director

/s/ Joseph Pierro	March 24, 2014
Joseph Pierro, M.D.
Director

FluoroPharma Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FluoroPharma Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period June 13, 2003 (inception) to December 31, 2013, except that we did not audit these financial statements for the period from inception (June 13, 2003) to December 31, 2011 which were audited by other auditors whose report dated March 13, 2012, except for Note 15, as to which the date was March 19, 2013, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception (June 13, 2003) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and, at December 31, 2013, the Company did not have sufficient capital to fund its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 24, 2014

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$1,143,175	$1,304,088
Investment in trading securities	634,826	-
Prepaid expenses & other	52,959	77,310
Total Current Assets	1,830,960	1,381,398

Property and equipment, net	35,429	176,889
Intangible assets, net	49,339	55,247

Total Assets	$1,915,728	$1,613,534

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$183,298	$137,779
Derivative warrant liability	2,549,196	-
Accrued expenses and other	239,673	97,728
Total Current Liabilities	2,972,167	235,507

Commitments & Contingencies

Stockholders’ Equity (Deficit):
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 2,350,196 and 2,126,574 shares issued and outstanding at December 31, 2013 and 2012, respectively (preference in liquidation of $1,950,663 at December 31, 2013)	2,352	2,127
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,725,821 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively (preference in liquidation of $4,703,533 at December 31, 2013)	5,726	-
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 25,675,013 and 24,330,013 shares issued and outstanding at December 31, 2013 and 2012, respectively	25,676	24,331
Additional paid-in capital	23,084,429	18,242,109
Deficit accumulated in the development stage	(24,174,622)	(16,890,540)
Total Stockholders’ Equity (Deficit)	(1,056,439)	1,378,027

Total Liabilities and Stockholders’ Equity (Deficit)	$1,915,728	$1,613,534

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31		June 13, 2003 (inception) to December 31,
	2013	2012	2013
Operating Expenses:
General and administrative	$3,049,591	$2,726,224	$13,959,968
Research and development	1,312,507	1,423,286	7,379,570
Total Operating Expenses	4,362,098	4,149,510	21,339,538

Loss from Operations	(4,362,098)	(4,149,510)	(21,339,538)

Other Income (Expense):
Interest income	211	767	5,307
Other Income	70,525	-	70,525
Gain on debt restructuring	-	-	1,358,127
Loss on disposition of fixed assets	-	(1,145)	(72,695)
Gain on settlement of accounts payable	6,594	133,142	264,625
Loss on sale of trading securities	(818,365)	-	(818,365)
Unrealized loss on trading securities	(236,143)	-	(236,143)
Loss on revaluation and modification of derivative warrant liability	(216,701)	-	(216,701)
Interest and other expense	(51,351)	-	(367,677)
Total Other Income (Expense), net	(1,245,230)	132,764	(12,997)

Loss Before Provision for Income Taxes	(5,607,328)	(4,016,746)	(21,352,535)

Provision for Income Taxes	-	-	-

Net Loss	$(5,607,328)	$(4,016,746)	$(21,352,535)
			-
Preferred Stock Dividends	(1,676,754)	(167,945)	(2,822,087)

Net Loss Attributable to Common Stockholders	$(7,284,082)	$(4,184,691)	$(24,174,622)

Net Loss per Common Share - Basic and Diluted	$(0.30)	$(0.18)	$(2.20)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	24,373,970	22,642,792	10,978,674

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock			Deficit Accumulated	Total
	Number of		Number of		Number of		Additional Paid-In	in the Development	Stockholders' Equity
	shares	Amount	shares	Amount	shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock	-	$-	-	$-	2,696,250	$2,697	$(899)	$-	$1,798
Issuance of preferred stock	206,250	206	-	-	-	-	274,793	-	274,999
Net loss	-	-	-	-	-	-	-	(333,146)	(333,146)
BALANCE, December 31, 2004	206,250	206	-	-	2,696,250	2,697	273,894	(333,146)	(56,349)

Issuance of preferred stock for contract
termination	37,500	38	-	-	-	-	49,963	-	50,001
Issuance of preferred stock	187,500	188	-	-	-	-	249,813	-	250,001
Issuance of stock options to non-employees	-	-	-	-	-	-	158,803	-	158,803
Net loss	-	-	-	-	-	-	-	(687,576)	(687,576)
BALANCE, December 31, 2005	431,250	432	-	-	2,696,250	2,697	732,472	(1,020,722)	(285,121)

Issuance of common stock for consulting	-	-	-	-	24,638	24	23,464	-	23,488
Conversion of preferred stock to common
stock	(431,250)	(432)	-	-	431,250	432	-	-	-
Issuance of common stock to induce
conversion of preferred stock	-	-	-	-	34,358	35	(35)	-	-
Issuance of common stock to investor	-	-	-	-	1,644,255	1,643	1,564,381	-	1,566,023
Issuance of common stock to employees	-	-	-	-	-	-	28,806	-	28,806
Issuance of common stock to non-employees	-	-	-	-	-	-	511,888	-	511,888
Net loss	-	-	-	-	-	-	-	(1,999,214)	(1,999,214)
BALANCE, December 31, 2006	-	-	-	-	4,830,750	4,830	2,860,976	(3,019,936)	(154,130)

Issuance of common stock	-	-	-	-	940,587	942	1,249,058	-	1,250,000
Issuance of stock options to employees	-	-	-	-	-	-	19,239	-	19,239
Issuance of stock options to non-employees	-	-	-	-	-	-	429,391	-	429,391
Net loss	-	-	-	-	-	-	-	(2,354,043)	(2,354,043)
BALANCE, December 31, 2007	-	-	-	-	5,771,337	5,772	4,558,664	(5,373,979)	(809,543)

Issuance of stock options to employees	-	-	-	-	-	-	274,299	-	274,299
Issuance of stock options to non-employees	-	-	-	-	-	-	216,779	-	216,779
Net loss	-	-	-	-	-	-	-	(2,272,144)	(2,272,144)
BALANCE, December 31, 2008	-	-	-	-	5,771,337	5,772	5,049,742	(7,646,123)	(2,590,609)

Issuance of common stock	-	-	-	-	4,037,682	4,038	668,909	-	672,947
Issurance of stock options to employees	-	-	-	-	-	-	157,933	-	157,933
Non-cash fair value of stock options to non-
employees	-	-	-	-	-	-	54,064	-	54,064
Fair value of stockholder debt, payables and
advances settled in common stock	-	-	-	-	2,331,458	2,331	386,246	-	388,577
Fair value of common stock issued to
settle accounts payable	-	-	-	-	564,561	564	103,308	-	103,872
Fair value of common stock options issued to settle accounts payable and accrued expenses	-	-	-	-	-	-	18,364	-	18,364
Net income	-	-	-	-	-	-	-	132,005	132,005
BALANCE, December 31, 2009	-	-	-	-	12,705,038	12,705	6,438,566	(7,514,118)	(1,062,847)

Issuance of Common Stock Options to Employees	-	-	-	-	-	-	86,985	-	86,985
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	-	-	11,818	-	11,818

Net loss	-	-	-	-			-	(954,118)	(954,118)
BALANCE, December 31, 2010	-	-	-	-	12,705,038	12,705	6,537,369	(8,468,236)	(1,918,162)

Share Based Compensation	-	-	-	-	-	-	1,569,037	-	1,569,037
Fair Value of Warrants Issued with Convertible Notes Payable	-	-	-	-	-	-	7,474	-	7,474
Common stock issued in cashless exercise of stock options	-	-	-	-	836,250	837	(837)	-	-
Common stock issued on conversion of
notes payable and accrued interest	-	-	-	-	1,299,957	1,300	836,299	-	837,599
Common stock issued for consideration of
extension of notes payable	-	-	-	-	45,000	45	37,455		37,500
Common stock issued for deferred
compensation	-	-	-	-	442,892	443	367,157	-	367,600
Preferred and Common stock issued for cash,
net of offering costs of $591,877	1,807,229	1,807			5,481,757	5,482	5,517,290	-	5,524,579
Shares issued upon recapitalization	-	-	-	-	1,500,000	1,500	(1,500)	-	-
Recapitalization effect of net assets	-	-	-	-	-	-	589	-	589
Preferred Stock Dividends							880,278	(880,278)	-
Preferred Stock Dividend Accrued	117,001	117			-	-	96,993	(97,110)	-
Net loss	-	-	-	-	-	-	-	(3,260,225)	(3,260,225)
BALANCE, December 31, 2011	1,924,230	1,924			22,310,894	22,312	15,847,604	(12,705,849)	3,165,991

Share Based Compensation	-	-	-	-	-	-	553,290	-	553,290
Common stock issued for bonus payment	-	-	-	-	70,000	70	69,930	-	70,000
Preferred Stock Dividend Accrued	202,344	203					167,742	(167,945)	-
Fair value of common stock issued for consulting services	-	-	-	-	130,000	130	110,370	-	110,500
Fair value of warrants issued for consulting services	-	-	-	-	-	-	134,420	-	134,420
Common Stock issued for cash, net of offering costs of $185,678	-	-	-	-	1,819,119	1,819	1,358,753	-	1,360,572
Net loss	-	-	-	-	-	-	-	(4,016,746)	(4,016,746)
BALANCE, December 31, 2012	2,126,574	2,127	-	-	24,330,013	24,331	18,242,109	(16,890,540)	1,378,027

Share Based Compensation	-	-	-	-	-	-	632,413	-	632,413
Preferred Stock Dividend - Series A	223,622	225	-	-	-	-	185,381	(185,606)	-
Fair value of common stock issued for consulting services	-	-	-	-	60,000	60	45,490	-	45,550
Common Stock issued for cash, net of offering costs of $68,276	-	-	-	-	1,285,000	1,285	572,939	-	574,224
Preferred Stock issued for cash, investments held for sale and conversion of bridge notes, net of offering costs of $81,536 and warrant liability	-	-	5,725,821	5,726	-	-	2,121,932	-	2,127,658
Deemed dividend related to beneficial conversion feature on Series B issuance	-	-	-	-	-	-	1,368,272	(1,368,272)	-
Preferred Stock Dividend Accrued - Series B	-	-	-	-	-	-	-	(122,876)	(122,876)
Warrant modification and reclassification to derivative liability	-	-	-	-	-	-	(84,107)	-	(84,107)
Net loss	-	-	-	-	-	-	-	(5,607,328)	(5,607,328)
BALANCE, December 31, 2013	2,350,196	$2,352	5,725,821	$5,726	25,675,013	$25,676	$23,084,429	$(24,174,622)	$(1,056,439)

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		June 13, 2003 (inception) to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,607,328)	$(4,016,746)	$(21,352,535)
Adjustments to reconcile net loss to net cash used by			-
operating activities			-
Depreciation and amortization	24,479	24,450	280,467
Non-cash fair value of common stock issued for consulting	45,550	110,500	179,538
Share-based compensation related to employee stock options	626,450	544,503	3,311,397
Amortization of debt discount	-	-	19,292
Non-cash fair value of stock options issued to non-employees for consulting	5,963	8,787	1,380,715
Non-cash fair value of warrants issued to non-employees	-	134,420	134,420
Expenses paid by issuance of preferred and common stock	-	70,000	247,650
Loss on fixed assets	128,245	1,145	200,940
Non-cash interest expense on beneficial conversion	27,500	-	27,500
Gain on debt and accounts payable settlement	(6,594)	(133,142)	(1,622,752)
Loss on early extinguishment of debt	-	-	61,419
Net loss on sale of trading securities	818,365	-	818,365
Unrealized loss on trading securities	236,143	-	236,143
Loss on revaluation and modification of derivative warrant liability	216,701	-	216,701
(Increase) decrease in:
Accounts receivable	-	-	50,000
Prepaid expenses	24,351	(27,019)	(52,959)
Increase (decrease) in:			-
Accounts payable	52,112	(56,090)	702,141
Accrued expenses and other	76,266	58,496	669,776
Net Cash Used by Operating Activities	(3,331,797)	(3,280,696)	(14,491,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net	1,806,050	-	1,806,050
Cash paid for intangible assets	-	-	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(5,356)	(40,929)	(418,328)
Net Cash Provided by (Used in) Investing Activities	1,800,694	(40,929)	1,226,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholders	330,000	-	1,730,000
Repayment of notes payable - stockholders	(55,000)	-	(55,000)
Proceeds from issuance of short-term convertible notes	-	-	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	574,224	1,360,572	9,005,144
Proceeds from sale of preferred stock, net	520,966	-	2,440,966
Net Cash Provided by Financing Activities	1,370,190	1,360,572	14,408,775

Net Increase (Decrease) in Cash and Cash Equivalents	(160,913)	(1,961,053)	1,143,175
Cash and Cash Equivalents, Beginning of Period	1,304,088	3,265,141	-
Cash and Cash Equivalents, End of Period	$1,143,175	$1,304,088	$1,143,175

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$5,297	$-	$5,297
Tax paid	$1,662	$-	$1,662

Supplemental Non-Cash Disclosure:
Accrued expenses settled in preferred stock	$57,196	$-	$57,196
Sale of preferred stock for marketable equity securities	$3,495,384	$-	$3,495,384
Fair value of warrants issued to Series B holders	$(2,224,778)	$-	$(2,224,778)
Fair value of warrants modified in connection with Series B financing	$(113,685)	$-	$(113,685)
Fair value of warrants issued to Series B placement agents	$(23,608)	$-	$(23,608)
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Notes payable – stockholder – settled in preferred stock	$275,000	$-	$275,000
Preferred Stock Dividends	$(1,676,754)	$(167,945)	$(2,822,087)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$6,594	$133,142	$1,622,752
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$-	$7,474

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

FluoroPharma Medical, Inc. (the “Company” or “FPM”) was organized on January 25, 2007 under the laws of the State of Nevada. The Company’s subsidiary, FluoroPharma Inc. (“FPI” or “the Subsidiary”), a Delaware corporation, is a molecular imaging company headquartered in Montclair, NJ. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

Basis of Presentation

As of December 31, 2013, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $24,174,622 as of December 31, 2013.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2013, the Company raised $1,370,190 in cash and converted notes and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the through the private placements of common stock, Series B Preferred Stock and warrants (see Notes 7 and 8).  As of December 31, 2013, the Company received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the 2013 Series B Offering (as defined in Note 7).

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of private placement offerings in Notes 6 and 7), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at December 31, 2013 and 2012.

See report of independent registered public accounting firm.

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

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts.  The Company may from time to time have cash in banks in excess of FDIC insurance limits.  The Company has not experienced any losses to date resulting from this practice. The Company’s investments in trading securities are comprised of a single investment in a publicly traded stock received as part of the 2013 Series B Offering, and as of December 31, 2013 the Company has recorded an unrealized loss on its year-end holdings of that stock due to its decline in value of $236,143.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings.  All the Company’s investments are considered “trading securities” at December 31, 2013. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2013 and 2012 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $18,571, $18,542 and $168,198 in the years ended December 31, 2013, 2012 and the period from inception to December 31, 2013, respectively.

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

As of December 31, 2013, management has recorded an impairment on equipment of $128,245, which is included in general and administrative expense in the consolidated statements of operations.  The circumstances leading to impairment included reconsideration of the equipment's utilization in future operations of the Company as well as the current condition of the equipment.  Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment. Management has determined that no impairments were required as of December 31, 2012.

See report of independent registered public accounting firm.

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

The Company has derivative liabilities at December 31, 2013 relating to certain warrants issued in 2013 that contain anti-dilution provisions.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash, trading securities, accounts payable and derivative warrant liabilities.. The fair value of these instruments is calculated using current market prices, or on a historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

See report of independent registered public accounting firm.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$634,826	$--	$--	$634,826
Current Liabilities:
Derivative warrant liability	$-	$--	$2,549,196	$2,549,196

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Year Ended	Year Ended
	December 31, 2013	December 30, 2012
Fair value at beginning of period	$-	$-
Issuance of derivative warrant liability:		-
Warrants issued to investors in 2013 Series B Offering	2,224,778	-
Placement agent warrants in 2013 Series B Offering	23,608	-
Modification and reclassification of outstanding warrants	84,109	-
	2,332,495	-
Change in fair value	216,701	-
Fair value at end of period	$2,549,196	$-

At December 31, 2013, the Company measured at fair value on a nonrecurring basis certain equipment in accordance with ASC Topic 360-10-35.  Fair value was determined to be $0 using certain Level 3 inputs and resulted in the Company recording a loss of $128,245.  Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at December 31, 2013 and 2012.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2013 or 2012, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2013 and 2012.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2010.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in employee stock-based compensation expense for the years ended December 31, 2013 and 2012 of $626,450 and $544,503, respectively, and $3,311,397 for the period from June 13, 2003 (inception) to December 31, 2013.

See report of independent registered public accounting firm.

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

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2013, the Company had outstanding options exercisable for 4,536,928 shares of its common stock, warrants exercisable for 14,616,535 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 3,901,325 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 6,621,099 shares of common stock. At December 31, 2012, the Company had outstanding options exercisable for 4,035,428 shares of its common stock, and warrants exercisable for 7,404,562 shares of common stock, and Series A Preferred Stock convertible into preferred stock convertible into 2,126,574 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Reclassification

Certain items in the 2012 financial statements have been reclassified to conform to the current year presentation.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

See report of independent registered public accounting firm.

Recent Accounting Pronouncements

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on the accompanying financial statements.

3.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2013 and 2012 consist of:

	December 31, 2013	December 31, 2012
Prepaid expenses and other:

Prepaid insurance	$10,679	$45,695
Other	42,280	31,615
Prepaid expenses and other	$52,959	$77,310

Property and equipment:

Computers and office equipment	$60,653	$55,297
Machinery and equipment	112,421	240,666
Leasehold improvements	25,171	25,171
Less: accumulated depreciation and amortization	(162,816)	(144,245)
Property and equipment, net	$35,429	$176,889

Accrued expenses and other:
Professional fees	$51,646	$49,594
Accrued dividends Series B Preferred Stock	122,876	-
Other	65,151	48,134
Accrued expenses	$239,673	$97,728

4.             INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012
Technology license	$92,112	$92,112
Less: accumulated amortization	(42,773)	(36,865)
Intangibles, net	$49,339	$55,247

Amortization expense relating to intangible assets was $5,908, $5,908 and $112,269 during the periods ended December 31, 2013, 2012 and the period from inception to December 31, 2013, respectively.

Future amortization will approximate $10,000 for each of the next five years.

See Note 15 for commitments and contingencies associated with the Company’s technology licenses.

See report of independent registered public accounting firm.

5.           TRADING SECURITIES

On September 18, 2013, the Company received 1,230,769 shares of freely tradable equity securities with a fair value of $3,495,384 (based upon the closing price on the day prior to closing) in connection with the 2013 Series B Offering (see Note 7). The Company’s investments in trading securities are comprised of a single investment in a publicly traded stock and as of December 31, 2013, the Company has recorded an unrealized loss related to that stock’s decline in value of $236,143.  In addition, during the year ended December 31, 2013, the Company has received cash proceeds of $1,806,050 and has recorded $818,365 in realized losses upon the sale of these securities.  As at December 31, 2013, the Company has shares with a fair value of $634,826 in trading securities included in its consolidated balance sheet.

6.             2012 PRIVATE PLACEMENT

On November 19, 2012, the Company closed a private placement with investors and raised aggregate gross proceeds of $1,546,250 upon the sale of 1,819,119 shares of common stock at a price per shares of $0.85 (the “2012 Private Placement”).  For each share of common stock purchased, the investors received a warrant to purchase a share of the Company’s common stock at an exercise price of $0.90 per share and a term of one year.  These warrants expired on November 19, 2013.

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

7.             2013 PRIVATE PLACEMENT – Series B Offering

From September 18 through November 21, 2013, the Company conducted a private placement offering and raised aggregate gross proceeds of $4,155,080 upon the sale of 5,725,821 shares of Series B Preferred Stock (the “2013 Series B Offering”).  For each share of Series B Preferred Stock purchased, the investors received 1.331 five-year warrants to purchase a share of the Company’s common stock at an exercise price of $0.83 per share.  Gross proceeds included cash payments of $602,500, 1,230,769 shares of freely tradable equity securities with a fair value of $3,495,384 (based upon the closing price on the day prior to closing), satisfaction of $35,000 of deferred compensation, and payment of $22,196 of employees’ bonuses. Net cash proceeds amounted to $520,966 after deducting offering expenses.

In connection with the 2013 Series B Offering, $275,000 of the Company’s outstanding short-term notes payable were exchanged by the holders for 378,125 shares of Series B Preferred Stock (see Note 9).  The short-term notes payable were exchanged at a 10% premium to their face value.  As a result, the Company recognized a beneficial conversion feature of $27,500 as additional paid-in capital and non-cash interest expense upon the exchange of the notes payable for the shares.

Monarch and LifeTech Capital, a division of Aurora Capital, LLC (“LifeTech”), acted as the Company’s placement agents in connection with the 2013 Series B Offering. Monarch received a cash fee of $25,800 and five-year warrants to purchase 53,656 shares of common stock at an exercise price of $0.83 per share and LifeTech received a cash fee of $17,500 and five-year warrants to purchase 29,116 shares of common stock at an exercise price of $0.83 per share.   On the grant date, the fair value of the placement agent warrants was $23,608 which was recorded as a stock issuance cost and derivative warrant liability.

See report of independent registered public accounting firm.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), the Company has determined that since the exercise price of the warrants may be reduced if the Company issues shares at a price below the then-current exercise price, the warrants issued in connection with the 2013 Series B Offering must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In order to account for the sale of Series B Preferred Stock and the issuance of the warrants, the Company allocated the total gross proceeds of $4,457,580, which included the dollar value of notes payable exchanged at a 10% premium, between the Series B Preferred Stock and the warrants.  The warrants were allocated their full fair value as of the respective grant dates totaling $2,224,778 and the residual net proceeds of $2,232,802 were allocated to the Series B Preferred Stock.  The conversion feature of the Series B Preferred Stock was determined to be beneficial, or “in the money”, at the issuance date due to a conversion rate that allows the investor to obtain the common stock at a below market price.  The Company recorded a deemed dividend on the beneficial conversion feature of $1,368,272 equal to the intrinsic value resulting from the reduction in the effective conversion rate. This deemed dividend is included in the Statement of Operations in arriving at the Net Loss Applicable to Common Shareholders.

A summary of the accounting for the Series B Preferred is as follows:
Proceeds from sale of Series B Preferred Stock:
Cash	$602,500
Converted note payable	275,000
Beneficial conversion on note payable	27,500
Trading securities	3,495,384
Accrued expenses settled in Series B Preferred Stock	57,196
Total gross proceeds	4,457,580
Less:
Offering costs	(81,536)
Fair value of warrants issued to Series B Preferred Stock purchasers	(2,224,778)
Fair value of warrants issued to Placement Agents	(23,608)

Net proceeds from sale of Series B Preferred Stock	$2,127,658

In connection with the closing of the 2013 Series B Offering, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares underlying the Series B Preferred Stock and the warrant shares within 60 calendar days of the final closing of the 2013 Series B Offering, and to have the registration statement declared effective within 60 calendar days after the filing date or within 120 calendar days of the filing date in the event of a full review of the registration statement by the SEC. The registration rights agreement does not contain any provisions for liquidated damages. The registration statement was filed by the Company and declared effective on February 12, 2014 by the SEC.

8.             2013 PRIVATE PLACEMENT - Common Stock

On December 31, 2013, the Company closed a private placement offering and raised aggregate gross proceeds of $642,500 upon the sale of 1,285,000 shares of common stock (the “2013 Common Stock Offering”).  For each share of common stock purchased at a price per share of $0.50, the investors received a five-year warrant to purchase a share of common stock at an exercise price of $0.83.

See report of independent registered public accounting firm.

Monarch Capital acted as the Company’s placement agents in connection with the 2013 Common Stock Offering. Monarch received a cash fee of $51,400 and five-year warrants to purchase 128,500 shares of common stock at an exercise price of $0.83 per share. The fair value of the placement agent warrants was approximately $38,400 and was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

All warrants issued in the 2013 Common Stock Offering meet the requirements for classification as equity instruments.

As a result of the issuance of the shares in the 2013 Common Stock Offering, the conversion price of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock was adjusted to $0.50 per share; provided, however, Platinum Montaur Life Sciences, LLC (“Platinum”) waived its right to (i) adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock and accordingly, such conversion price remains $0.80 per share solely with respect to Platinum, and (ii) adjust the exercise price of 6,020,214 warrants held by it.

In connection with the 2013 Common Stock Offering, the Company also entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares and the shares of common stock issuable upon exercise of the warrants within 30 calendar days of the final closing date, and to have the registration statement declared effective within 90 calendar days of the final closing date or within 150 calendar days of the final closing date in the event of a full review of the registration statement by the SEC. The registration statement was filed and declared effective by the SEC on February 12, 2014.

Subsequent to year-end, the Company issued additional shares under the 2013 Common Stock Offering (see Note 16).

9.       SHORT-TERM NOTES PAYABLE

During the nine months ended September 30, 2013, the Company entered into separate note purchase agreements with investors for the sale and issuance of promissory notes in the aggregate principal amount of $330,000 (the “Notes”).

The Notes bore interest at the rate of 10% per annum, and matured six months from the date of issuance.  The Notes contained customary default provisions and provided that 110% of the principal amount of the Notes shall be exchanged by the investor into securities offered in a subsequent financing consummated by the Company prior to the maturity date of the Notes.  During 2013, $275,000 of the outstanding Notes were exchanged for 378,125 shares of Series B Preferred Stock and 503,284 warrants (see Note 7).  The remaining $55,000 in Notes were repaid by the Company during the year ended December 31, 2013.

As of December 31, 2013, the Company has paid approximately $6,000 in interest on the Notes.  In addition, the Company has incurred approximately $15,000 in costs related to issuing these Notes.  These costs are included in interest and other expense in the accompanying consolidated statements of operations for the year ended December 31, 2013.

10.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2013 and 2012, 2,350,196 and 2,126,574 shares of Series A Preferred Stock, respectively, were issued and outstanding.

See report of independent registered public accounting firm.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the 2013 Series B Offering, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of December 31, 2013, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the year ended December 31, 2013, the Company accrued a preferred stock dividend of $185,606 and issued 223,622 shares of Series A Preferred Stock in payment of such dividend.  For the year ended December 31, 2012, the Company accrued a preferred stock dividend of $167,945 and issued 202,344 shares of Series A Preferred Stock in payment of such dividends.

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

See report of independent registered public accounting firm.

Voting

The holders of the Series A Preferred Stock have the right to one vote for each share of common stock into which such Series A Preferred Stock could then convert.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 12,000,000 shares have been designated Series B Preferred Stock. At December 31, 2013 and 2012, 5,725,821 and 0 shares of Series B Preferred Stock were issued and outstanding.

The material terms of the Series B Preferred Stock, as specified in the Certificate of Designation for the Series B Preferred Stock, are as follows:

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

For the year ended December 31, 2013, the Company accrued a Series B Preferred Stock dividend of $122,876 which is included in accrued expenses on the Company’s consolidated balance sheet.

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

See report of independent registered public accounting firm.

Voluntary Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remains $0.80 per share solely with respect to Platinum.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value, At December 31, 2013 and 2012, the Company had issued and outstanding 25,675,013 and 24,330,013, respectively, shares of its common stock.

See report of independent registered public accounting firm.

In March 2012, the Company issued 130,000 shares of common stock, valued at $0.85 per share, for services performed pursuant to a consulting agreement.  In September 2012, the Company issued 70,000 shares of common stock to employees, valued at $1.00 per share, for compensation.  The total fair value of these shares, $180,500, is included in operating expenses.  In November 2012, the Company issued 1,819,119 shares of common stock, valued at $0.85 per share, in connection with the 2013 Common Stock Offering (see Note 6).

During the year ended December 31, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $45,550, is included in operating expenses. In addition, on December 31, 2013, the Company issued 1,285,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering.

11.            STOCK PURCHASE WARRANTS

Common Stock Warrants

During the year ended December 31, 2013, the Company issued 7,621,070 common stock warrants to investors and 82,772 common stock warrants to the placement agents in connection with the 2013 Series B Offering. These warrants are recorded as Derivative Warrant Liability.  In addition, the Company issued 1,285,000 common stock warrants to investors and 128,500 common stock warrants to placement agents in connection with 2013 Common Stock Offering. All issuances of common stock warrants during the years ending December 31, 2013 and 2012 were related to equity financings.

As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the exercise price of the warrants issued in connection with the 2013 Series B Offering was reduced from $0.83 to $0.50, provided, however, Platinum waived its right to adjust the exercise price of the 6,020,214 warrants held by it and accordingly, such exercise price remains $0.83 per share solely with respect to Platinum.

In addition, during the year ended December 31, 2013, the Company exchanged 426,096 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the Series B Offering. As a result of this exchange and because such warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $114,000, the fair value of the warrants on the date of the modification.  In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $30,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

The following is a summary of all common stock warrant activity during the year ended December 31, 2013:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2012	7,404,562	$0.50 - 1.33	$1.08
Warrants Granted	9,543,438	$0.50 - 0.83	$0.76
Warrants Expired/Forfeited	(2,331,465)	$0.83 - 1.00	$0.91
Warrants issued and exercisable at December 31, 2013	14,616,535	$0.50 - 1.33	$0.90

See report of independent registered public accounting firm.

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2013:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	4.76	$0.50
$0.83	6,020,214	4.72	$0.83
Total warrants accounted for as a derivative liability	8,129,938	4.73	$0.74

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	277,500	0.30	$0.50
$0.83	2,289,432	3.74	$0.83
$0.84	20,000	2.59	$0.84
$0.85	281,912	3.56	$0.85
$0.95	20,000	2.75	$0.95
$1.00	165,417	5.35	$1.00
$1.33	3,432,336	1.50	$1.33
Total warrants accounted for as equity	6,486,597	2.43	$1.09
Total for all warrants outstanding	14,616,535	3.71	$0.90

The Company used the Black-Scholes option price calculation to value the warrants granted in 2013 using the following assumptions: risk-free rate of 1.75%, respectively, volatility of 61.67%; actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the grant date fair value of these warrants were: a risk free interest rate of 1.4%, volatility of 61.67%, actual term and exercise price of the warrants granted. There were no material changes to the primary assumptions, as noted above, used to determine the fair value of the warrants as of December 31, 2013.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of December 31, 2013. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

See report of independent registered public accounting firm.

The following is a summary of all common stock option activity for the year ended December 31, 2013:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,035,428	$0.66
Options granted	515,000	$0.83
Options forfeited	13,500	$0.95
Options exercised	-	$-
Outstanding at December 31, 2013	4,536,928	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2012	2,294,053	$0.66
Exercisable at December 31, 2013	2,786,928	$0.69

The weighted average fair value of options granted during the year ended December 31, 2013 was $0.48.

The weighted average remaining contractual term for exercisable and outstanding options is 5.72 and 6.55 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $395,000 and $551,000, respectively.

As of December 31, 2013, there was approximately $695,000 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.2 years at December 31, 2013.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

13.            RETIREMENT PLAN

In 2011, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  All employees are eligible to be to become participants of the plan upon reaching age 21 on the first day of the month following the hire date.  Each employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations.  The Company reserves the right to make additional contributions to the plan.  The Company has elected to make “safe harbor” contributions equal to 100% of the first 6% of participants’ elective deferrals.  In the years ended December 31, 2013 and 2012, the Company recognized expense related to its contributions of $20,562 and $15,291, respectively.

14.             INCOME TAXES

The Company is subject to taxation in the U.S. and the State of New Jersey. At December 31, 2013 and 2012, the Company had gross deferred tax assets calculated at an expected blended rate of 39.94% of approximately $7,662,000 and $5,843,000 respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $7,662,000 and $5,843,000 has been established at December 31, 2013 and 2012, respectively.

See report of independent registered public accounting firm.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Gross deferred tax assets:
Net operating loss carry-forwards	$5,906,889	$4,605,967
Stock based expenses	1,052,509	994,016
Tax credit carry-forwards	281,699	243,441
Capital loss carry-forwards & unrealized losses on investments	421,170	-
	7,662,267	5,843,424

Deferred tax asset valuation allowance	(7,662,267)	(5,843,424)
Net deferred tax asset	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31, 2013	December 31, 2012
Income taxes benefit (expense) at statutory rate	34.00%	34.00%
State income tax, net of federal benefit	(5.94)%	(5.94)%
Permanent differences
Meals & entertainment	(0.05)%	(0.07)%
Share-based compensation & Warrant adjustments	(4.53)%	(3.84)%
Change in valuation allowance	(23.48)%	(24.15)%
	0%	0%

At December 31, 2013, the Company has gross net operating loss carry-forwards for federal income tax purposes of approximately $16,100,000 which expire in the years 2023 through 2033. The Company has gross state net operating loss carryforwards of approximately $7,200,000 which expire in the years 2031 and 2033.  The Company also has federal research and development carryforwards of approximately $282,000 which expire twenty years from the date of inception.  The net increase in the valuation allowance in the years ended December 31, 2013 and 2012 was approximately $1,800,000 and $708,000, respectively.

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2013, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

See report of independent registered public accounting firm.

15.             COMMITMENTS AND CONTINGENCIES

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

In March 2012, the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for start-up services.  The CRS Agreement provides for additional payments of $346,234 to SGS subject to a schedule of milestones relating to the progress of the clinical trial. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun.  On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.

Executive Employment Contracts

The Company maintains employment contracts with key Company executives that provide for the continuation of salary and the grant of certain options to the executives if terminated for reasons other than cause, as defined within the agreements. One contract also provides for a $1 million bonus should the Company execute transactions as specified in the contract, including the sale of substantially all of the Company’s assets or stock or a merger transaction, any of which resulting in compensation to the Company’s stockholders aggregating in excess of $50 million for such transaction.

See report of independent registered public accounting firm.

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

Year ending December 31, 2014	$45,600
2015	15,200
$60,800

Rent expense, net of sublease income, was $31,485, $57,468 and $318,953 for the years ended December 31, 2013 and 2012 and the period from inception to December 31, 2013, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. On August 16, 2013, the Company filed a motion to dismiss the complaint. This motion has been fully briefed and the Company is presently awaiting the court’s ruling on this motion. Management, with its external legal counsel, intends to vigorously defend these matters. Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of December 31, 2013.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

16.            SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2013, identifying those that are required to be disclosed as follows:

In January 2014, pursuant to the terms of the 2013 Common Stock Offering (see Note 8), the Company issued an additional 470,000 shares of common stock at a price per share $0.50 and five-year warrants to purchase 470,000 shares of common stock at an exercise price of $0.83 for an aggregate purchase price of $235,000.

As of March 10, 2014, 963,854 shares of the Company’s Series A Preferred Stock have been converted into 1,600,006 shares of common stock at a conversion price of $0.50.

On March 24, 2014, the Company entered into a consulting agreement effective as of March 6, 2014 (the "Effective Date") with the Del Mar Consulting Group, Inc. ("Del Mar") for investor and public relations services. The consulting agreement has an initial term of four months with successive one month renewal periods until terminated by either party upon not less than 10 days prior notice. On or prior to April 3, 2014, the Company will pay to Del Mar an upfront fee of $125,000 payable at the Company's option either in cash or in restricted shares based on the market price of its common stock preceeding the Effective Date. The Company will also pay a monthly cash retainer of $10,000 during the term of the consulting agreement. In addition, provided the consulting agreement remains in effect, the Company will pay to Del Mar a $125,000 renewal fee within 10 days following the five month anniversary of the Effective Date at the Company's option either in cash or in restricted shares based on the market price of its common stock preceeding the Effective Date.

See report of independent registered public accounting firm.