Form 10-Q
period 2014-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2014-05-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2014
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2014, there were 28,963,158 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOROPHARMA MEDICAL, INC. and Subisidiary (a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$718,188	$1,143,175
Investment in trading securities	176,413	634,826
Prepaid expenses & other	70,530	52,959
Total Current Assets	965,131	1,830,960

Property and equipment, net	36,072	35,429
Intangible assets, net	47,862	49,339

Total Assets	$1,049,065	$1,915,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$325,952	$183,298
Derivative warrant liability	2,647,237	2,549,196
Accrued expenses and other	301,598	239,673
Total Current Liabilities	3,274,787	2,972,167

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 976,703 and 2,350,196 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (preference in liquidation of $844,819 and $1,950,663 at March 31, 2014 and December 31, 2013, respectively)	979	2,352
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 and 5,725,821 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (preference in liquidation of $4,788,918 and $4,703,533 at March 31, 2014 and December 31, 2013, respectively)	5,695	5,726
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 28,477,520 and 25,675,013 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	28,479	25,676
Additional paid-in capital	23,386,063	23,084,429
Deficit accumulated in the development stage	(25,646,938)	(24,174,622)
Total Stockholders’ Deficit	(2,225,722)	(1,056,439)

Total Liabilities and Stockholders’ Deficit	$1,049,065	$1,915,728

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		June 13, 2003 (inception) to March 31, 2014
	2014	2013
	(unaudited)	(unaudited)	(unaudited)

Operating Expenses:
General and administrative	$894,848	$767,599	$14,854,816
Research and development	324,587	291,199	7,704,157
Total Operating Expenses	1,219,435	1,058,798	22,558,973

Loss from Operations	(1,219,435)	(1,058,798)	(22,558,973)

Other Income (Expense):
Interest income	1,058	167	6,365
Other Income	-	70,525	70,525
Gain on debt restructuring	-	-	1,358,127
Loss on disposition of fixed assets	-	-	(72,695)
Gain on settlement of accounts payable	-	-	264,625
Loss on sale of trading securities	(183,598)	-	(1,001,963)
Change in unrealized gain (loss) on trading securities	141,739	-	(94,404)
Loss on revaluation and modification of derivative warrant liability	(64,920)	-	(281,621)
Interest and other expense	(1,366)	-	(369,043)
Total Other Income (Expense), net	(107,087)	70,692	(120,084)

Loss Before Provision for Income Taxes	(1,326,522)	(988,106)	(22,679,057)

Provision for Income Taxes	-	-	-

Net Loss	$(1,326,522)	$(988,106)	$(22,679,057)
			-
Preferred Stock Dividends	(145,794)	(44,057)	(2,967,881)

Net Loss Attributable to Common Stockholders	$(1,472,316)	$(1,032,163)	$(25,646,938)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.04)	$(2.26)

Weighted Average Shares Used in per Share Calculation - Basic and Diluted:	27,282,095	24,345,461	11,344,110

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary (a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Month Ended March 31,		June 13, 2003 (inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)	(unaudited)

Net loss	$(1,326,522)	$(988,106)	$(22,679,057)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	6,155	6,102	286,622
Non-cash fair value of common stock issued for consulting	-	25,150	179,538
Share-based compensation related to employee stock options	128,972	134,525	3,440,369
Amortization of debt discount	-	-	19,292
Non-cash fair value of stock options issued to non-employees for consulting	2,873	112,292	1,383,588
Non-cash fair value of warrants issued to non-employees	-	-	134,420
Expenses paid by issuance of preferred and common stock	-	-	247,650
Loss on fixed asset dispositions	-	-	200,940
Non-cash interest expense on beneficial conversion	-	-	27,500
Gain on debt and accounts payable settlement	-	-	(1,622,752)
Loss on early extinguishment of debt	-	-	61,419
Net loss on sale of trading securities	183,598	-	1,001,963
Change in unrealized gain (loss) on trading securities	(141,739)	-	94,404
Loss on revaluation and modification of derivative warrant liability	64,920	-	281,621
(Increase) decrease in:
Accounts receivable	-	-	50,000
Prepaid expenses	(17,571)	37,134	(70,530)
Increase (decrease) in:
Accounts payable	142,654	57,215	844,795
Accrued expenses and other	(82,615)	(56,511)	587,161
Net Cash Used by Operating Activities	(1,039,275)	(672,199)	(15,531,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	416,554	-	2,222,604
Cash paid for intangible assets	-	-	(161,609)
Net cash received in acquistition	-	-	69
Cash paid for purchase of property and equipment	(5,321)	(1,029)	(423,649)
Net Cash Provided by (Used in) Investing Activities	411,233	(1,029)	1,637,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholders	-	-	1,730,000
Repayment of notes payable - stockholders	-	-	(55,000)
Proceeds from issuance of short-term convertible notes	-	-	608,165
Advances from stockholders	-	-	679,500
Proceeds from sale of common stock, net	203,055	-	9,208,199
Proceeds from sale of preferred stock, net	-	-	2,440,966
Net Cash Provided by Financing Activities	203,055	-	14,611,830

Net Increase (Decrease) in Cash and Cash Equivalents	(424,987)	(673,228)	718,188
Cash and Cash Equivalents, Beginning of Period	1,143,175	1,304,088	-
Cash and Cash Equivalents, End of Period	$718,188	$630,860	$718,188

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-	$5,297
Tax paid	$956	$-	$2,618

Supplemental Non-Cash Disclosure:
Accrued expenses settled in preferred stock	$-	$-	$57,196
Sale of preferred stock for marketable equity securities	$-	$-	$3,495,384
Fair value of warrants issued to Series B holders	$-	$-	$(2,224,778)
Fair value of warrants modified in connection with Series B financing	$(114,923)	$-	$(228,608)
Fair value of warrants issued to Series B placement agents	$(12,738)	$-	$(36,346)
Conversion of preferred stock to common stock	$-	$-	$288
Notes payable – stockholder – settled in common stock	$-	$-	$2,135,000
Accrued interest – stockholder – settled in common stock	$-	$-	$188,569
Notes payable – stockholder – settled in preferred stock	$-	$-	$275,000
Preferred Stock Dividends	$(145,794)	$(44,057)	$(2,967,881)
Advances from stockholders settled in common stock	$-	$-	$679,500
Accounts payable settled in common stock	$-	$-	$471,472
Accounts payable settled in common stock options	$-	$-	$30,500
Accrued expenses settled in common stock options	$-	$-	$3,000
Decrease in accounts payable related to fixed asset disposition	$-	$-	$133,314
Decrease in accounts payable related to settlement	$-	$-	$1,622,752
Decrease in accrued expenses related to settlement	$-	$-	$3,000
Increase in accounts receivable related to common stock issuance	$-	$-	$50,000
Warrants issued with convertible notes payable	$-	$-	$7,474
Conversion of Series A preferred shares to common stock	$(1,373)	$-	$(1,373)
Conversion of Series B preferred shares and accrued dividends to common stock	$(31)	$-	$(31)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2013, as included in the Company's Form 10-K filed with the SEC on March 25, 2014.

As of March 31, 2014, the Company has not generated any revenues from its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to research and development of commercially viable products that meet the standards of and are approved by the United States Food and Drug Administration, raising capital and attracting qualified advisors and personnel to further advance the Company’s goals. The Company has not commenced its planned principal operations, has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since incorporation on June 13, 2003 have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash balances were highly liquid at March 31, 2014 and December 31, 2013.

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

Concentration of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company primarily maintains its cash balances with financial institutions in federally insured accounts.  The Company may from time to time have cash in banks in excess of FDIC insurance limits.  The Company has not experienced any losses to date resulting from this practice.  The Company’s investments in trading securities are comprised of a single investment in a publicly traded stock and through March 31, 2014 the Company has cumulatively recorded an unrealized loss related to that stock’s decline in value of $94,404.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc.  Intercompany transactions and balances have been eliminated upon consolidation.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at March 31, 2014 and December 31, 2013. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at March 31, 2014 and December 31, 2013 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $4,678, $4,625 and $172,876 in the periods ended March 31, 2014, 2013 and the period from inception to March 31, 2014, respectively.

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

Management has determined that no impairments were required as of March 31, 2014.

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

The Company has derivative liabilities at March 31, 2014 relating to certain warrants issued in 2013 and 2014 that contain anti-dilution provisions.

Fair Value of Financial Instruments

The Company's other financial instruments primarily consist of cash, trading securities and accounts payable. The fair value of these financial instruments is calculated using current market prices, or on a historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 are summarized below:

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$176,413	$--	$--	$176,413
Current Liabilities:
Derivative warrant liability	$-	$--	$2,647,237	$2,647,237

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$634,826	$--	$--	$634,826
Current Liabilities:
Derivative warrant liability	$-	$--	$2,549,196	$2,549,196

The following table sets forth the changes in the estimated fair value during 2014 for our Level 3 classified derivative warrant liability:

	Three Months Ended
	March 31, 2014
Fair value at beginning of period	$	$ 2,549,196
Modification and reclassification of outstanding warrants		114,923
Change in fair value		(16,882)
Fair value at end of period	$	$ 2,647,237

At December 31, 2013, the Company measured at fair value on a nonrecurring basis certain equipment in accordance with ASC Topic 360-10-35. Fair value was determined to be $0 using certain Level 3 inputs and resulted in the Company recording a loss of $128,245 in 2013. Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at March 31, 2014 and December 31, 2013.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at March 31, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the statement of operations for the periods ended March 31, 2014 and 2013.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2010.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method, which resulted in employee stock-based compensation expense for the three months ended March 31, 2014 and 2013 of $128,972 and $134,525, respectively, and $3,440,369 for the period from June 13, 2003 (inception) to March 31, 2014.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2014	2013

Risk-free interest rate	3.40%	2.61%
Expected volatility	60.13%	62.20%
Dividend yield	none	none
Expected term	5.5 years	6 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of March 31, 2014, the Company had outstanding options exercisable for 4,756,928 shares of its common stock, warrants exercisable for 15,131,535 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 1,689,638 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 6,724,952 shares of common stock.  At March 31, 2013, the Company had outstanding options exercisable for 4,475,428 shares of its common stock, and warrants exercisable for 7,318,312 shares of common stock, and Series A Preferred Stock convertible into 2,179,656 shares of common stock.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $25,646,938 as of March 31, 2014.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the three months ended March 31, 2014, the Company raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants (see Note 3). In addition, during the three months ended March 31, 2014, the Company received gross proceeds of $416,554 from the sale of freely tradable securities received as consideration in the 2013 Series B Offering.  During the year ended December 31, 2013, the Company raised $1,370,190 in cash and converted notes and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the through the private placements of common stock, Series B Preferred Stock and warrants .  As of December 31, 2013, the Company received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the 2013 Series B Offering.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of private placement offerings in Note 3), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.           TRADING SECURITIES

On September 18, 2013, the Company received 1,230,769 shares of freely tradable equity securities with a fair value of $3,495,384 (based upon the closing price on the day prior to closing) in connection with the sale of Series B Preferred Stock. The Company’s investments in trading securities are comprised of a single investment in a publicly traded stock and through March 31, 2014, the Company has cumulatively recorded an unrealized loss related to that stock’s decline in value of $94,404. In addition, during the three months ended March 31, 2014, the Company received cash proceeds of $416,554 and recorded $183,598 in realized losses upon the sale of a portion of these securities.  As at March 31, 2014, the Company has shares with a fair value of $176,413 in trading securities included in its condensed consolidated balance sheet.

During the year ended December 31, 2013, the Company received cash proceeds of $1,806,050 and recorded $818,365 in realized losses upon the sale of these securities.  As at December 31, 2013, the Company has shares with a fair value of $634,826 in trading securities included in its consolidated balance sheet.

3.             2013 PRIVATE PLACEMENT - Common Stock

On December 31, 2013, the Company closed a private placement offering and raised aggregate gross proceeds of $642,500 upon the sale of 1,285,000 shares of common stock (the “2013 Common Stock Offering”).  For each share of common stock purchased at a price per share of $0.50, the investors received a five-year warrant to purchase a share of common stock at an exercise price of $0.83. In January 2014, pursuant to the terms of the 2013 Common Stock Offering, the Company issued an additional 470,000 shares of common stock at a price per share $0.50 and five-year warrants to purchase 470,000 shares of common stock at an exercise price of $0.83 for an aggregate purchase price of $235,000.

Monarch Capital and Brookline acted as the Company’s placement agents in connection with the 2013 Common Stock Offering. Monarch Capital received a cash fee of $55,400 and five-year warrants to purchase 138,500 shares of common stock at an exercise price of $0.83 per share. Brookline received a cash fee of $14,000 and five-year warrants to purchase 35,000 shares of common stock at an exercise price of $0.83 per share.  The fair value of the placement agent warrants was approximately $51,100 and was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

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

4.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At March 31, 2014 and December 31, 2013, 976,703 and 2,350,196 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the 2013 Series B Offering, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. As of March 31, 2014, 1,373,493 shares of Series A Preferred Stock were converted into 2,280,010 shares of the Company’s Common Stock.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of March 31, 2014, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the three months ended March 31, 2014, the Company accrued a preferred stock dividend of $34,155. For the three months ended March 31, 2013, the Company accrued a preferred stock dividend of $44,057.

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At March 31, 2014 and December 31, 2013, 5,694,571 and 5,725,821 shares of Series B Preferred Stock were issued and outstanding.

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

For the three months ended March 31, 2014, the Company accrued a Series B Preferred Stock dividend of $111,639.  For the year ended December 31, 2013, the Company accrued a Series B Preferred Stock dividend of $122,876.

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

Voluntary Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remains $0.80 per share solely with respect to Platinum. As of March 31, 2014, 31,250 shares of Series B Preferred Stock were converted into 50,000 shares of the Company’s Common Stock.

Holders also have the option to convert their Series B Preferred Stock upon the occurrence of a fundamental transaction or one of the following triggering events: Johan (Thijs) Spoor ceases to be the chief executive officer of the Company; or there is a change in three of the five current members of the Company’s board of directors, such conversion will be on the same terms as a mandatory conversion.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At March 31, 2014 and December 31, 2013, the Company had issued and outstanding 28,477,520 and 25,675,013, respectively, shares of its common stock.

During the year ended December 31, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $45,550, is included in operating expenses. In addition, on December 31, 2013, the Company issued 1,285,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering.

In January 2014, the Company issued 470,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering. (See Note 3)

5.            STOCK PURCHASE WARRANTS

During the three months ended March 31, 2014, the Company issued 470,000 common stock warrants to investors and 45,000 common stock warrants to the placement agents in connection with the additional closings related to the 2013 Common Stock Offering.

In addition, during the three months ended March 31, 2014, the Company exchanged 546,470 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the 2013 sale of Series B preferred stock. As a result of this exchange and because such new warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $115,000, the fair value of the warrants on the date of the modification. In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $82,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

During the year ended December 31, 2013, the Company issued 7,621,070 common stock warrants to investors and 82,772 common stock warrants to the placement agents in connection with the sale of Series B preferred stock. These warrants are recorded as derivative warrant liability.  In addition, the Company issued 1,285,000 common stock warrants to investors and 128,500 common stock warrants to placement agents in connection with 2013 Common Stock Offering.

As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the exercise price of the warrants issued in connection with sale of Series B preferred stock was reduced from $0.83 to $0.50, provided, however, Platinum waived its right to adjust the exercise price of the 6,020,214 warrants held by it and accordingly, such exercise price remains $0.83 per share solely with respect to Platinum.

In addition, during the year ended December 31, 2013, the Company exchanged 426,096 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the Series B Offering. As a result of this exchange and because such warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $114,000, the fair value of the warrants on the date of the modification.  In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $30,000 representing the incremental fair value resulting from the modification.

The following is a summary of all common stock warrant activity:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2013	14,616,535	$0.50 - 1.33	$0.90
Warrants Granted	1,061,470	$0.83	$0.83
Warrants Expired/Forfeited/Exchanged	(546,470)	$0.83 - 1.33	$0.94
Warrants issued and exercisable at March 31, 2014	15,131,535	$0.50 - 1.33	$0.89

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2014:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	4.51	$0.50
$0.83	6,566,684	4.51	$0.83
Total warrants accounted for as derivative liability	8,676,408	4.51	$0.75
$0.50	277,500	0.05	$0.50
$0.83	2,379,046	4.17	$0.83
$0.84	20,000	2.34	$0.84
$0.85	281,912	3.32	$0.85
$0.95	20,000	2.51	$0.95
$1.00	165,417	5.10	$1.00
$1.33	3,311,252	1.26	$1.33
Total warrants accounted for as equity	6,455,127	2.47	$1.08
Total for all warrants outstanding	15,131,535	3.64	$0.89

The Company used the Black-Scholes option price calculation to value the warrants granted during the quarter ended March 31, 2014 using the following assumptions: risk-free rate of 1.59%, respectively, volatility of 60.13%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate with a range from 1.59% - 3.40%, volatility of 60.13%, actual term and exercise price of the warrants granted.

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

The following is a summary of all common stock option activity for the quarter ended March 31, 2014:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,536,928	$0.68
Options granted	220,000	$0.51
Options forfeited	-	$-
Options exercised	-	$-
Outstanding at March 31, 2014	4,756,928	$0.67

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2013	2,786,928	$0.69
Exercisable at March 31, 2014	3,008,596	$0.68

The weighted average fair value of options granted during the three months ended March 31, 2014 was $0.51

At March 31, 2014, the weighted average remaining contractual term for exercisable and outstanding options is 5.64 and 6.47 years, respectively.  At March 31, 2014, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $429,675 and $572,975, respectively.

As of March 31, 2014, there was $463,320 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.2 years at March 31, 2014.

The Company used the Black-Scholes option pricing model to value the all option grants (see Note 1, Summary of Significant Accounting Policies, “Accounting for Share-Based Payments”).

7.  COMMITMENTS AND CONTINGENCIES

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
$60,800

Rent expense, net of sublease income, was $8,365, $7,800 and $327,318 for the three months ended March 31, 2014 and 2013 and the period from inception to March 31, 2014, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. On August 16, 2013, the Company filed a motion to dismiss the complaint. The Court has scheduled oral argument for this motion for May 27, 2014.  The Company’s attorneys will attend this argument to argue the motion’s merits and answer any questions the Court may have regarding this matter.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of March 31, 2014.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

8.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to March 31, 2014, identifying those that are required to be disclosed as follows:

In April and May 2014, the Company issued 304,888 shares of common stock with a fair value of $178,160 for consulting services performed.

In addition, in April 2014, the Company issued 180,750 shares of common stock related to the exercise of certain warrants.

Subsequent to March 31, 2014 and through May 9, 2014, the Company received gross proceeds of approximately $95,000 from the sale of a portion of the freely tradable securities received as consideration in the 2013 Private Placement.

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

Our Product Candidates

BFPET

Our BFPET program has ([18F]-labeled cationic lipophilic tetraphosphonium, 18-F TPP) as an imaging agent designed for use in stress-testing for patients with presumptive or proven CAD. 18-F TPP measures the cardiovascular blood flow through the detection of ischemic (i.e. reversibly damaged) and infarcted (i.e., irreversibly damaged) myocardium (i.e., heart) tissue. Its mechanism of action is to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential-the most important indicators of adequate cardiac blood supply. Since ischemic and infarcted myocardial cells take up significantly less 18-F TPP than normal healthy myocardial cells do, 18-F TPP can distinguish ischemic and infarcted cells from those that are healthy. If approved, 18-F TPP will represent one of the first molecular imaging blood flow agents commercialized for use in the cardiovascular segment of the PET imaging market.

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

The safety and tolerability of 18-F FCPHA have been demonstrated in a Phase I trial conducted at the Massachusetts General Hospital.  Phase II trials are ongoing at four sites in Belgium to assess its safety and efficacy in CAD patients.  The Phase II clinical trial plan for 18-F FCPHA is an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA as compared to myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase II trial consists of between 30-100 individuals with known stable chronic CAD who cannot undergo stress-testing for the evaluation of suspected or proven CAD. Interim results of imaging data received from the ongoing Phase II clinical trial and  were presented in February 2014.

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

At March 31, 2014, we have a derivative warrant liability relating to certain warrants issued in 2013 and 2014 that contain anti-dilution provisions.

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

Management has determined that no impairments had occurred as of March 31, 2014.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at March 31, 2014, we had an accumulated deficit of approximately $25.6 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

R&D Expenses

Conducting R&D is central to our business. For the period from inception through March 31, 2014, R&D expenses aggregated approximately $7.7 million. R&D expenses consist primarily of:

●	employee-related expenses, which include salaries and benefits, and rent expense;

●	license fees and annual payments related to in-licensed products and intellectual property;

●
expenses incurred under agreements with clinical research organizations, investigative sites and consultants that conduct or provide other services relating to our clinical trials and a substantial portion of our preclinical activities;

●	the cost of acquiring clinical trial materials from third party manufacturers; and

●	costs associated with non-clinical activities, patent filings and regulatory filings.

From inception through March 31, 2014, direct, external development costs incurred for our CardioPET, BFPET and VasoPET product development programs were $1.7 million, $0.4 million and $0.2 million, respectively.

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

G&A Expenses

G&A expenses consist principally of personnel-related costs, professional fees for legal, consulting and audit services, rent and other general operating expenses not otherwise included in R&D. For the period from inception through March 31, 2014, G&A expenses aggregated approximately $14.9 million. We anticipate G&A expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our expanded R&D activities;

●
an expanding infrastructure and increased professional fees and other costs associated with the compliance with the Exchange Act, the Sarbanes-Oxley Act and stock exchange regulatory requirements and compliance; and

●	business development and financing activities.

Comparison of Three Months Ended March 31, 2014 and 2013

G&A expenses were $894,848 and $767,599 for the three months ended March 31, 2014 and 2013, respectively. The 16.6% increase was due primarily to increases in investor relations activities, personnel costs, as well as a general increase in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $324,587 and $291,199 for the three months ended March 31, 2014 and 2013, respectively. The 11.5% increase was due primarily to increased expenses related to the scientific advisory board. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $(107,087) and $70,692 for the three months ended March 31, 2014 and 2013, respectively.   For the three months ended March 31, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $42,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $65,000. For the three months ended March 31, 2013, we received other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $25.6 million as of March 31, 2014.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the three months ended March 31, 2014, we raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants.  In addition, during the three months ended March 31, 2014, we received gross proceeds of $416,554 from the sale of freely tradable securities received as consideration in the private placement of our Series B Preferred Stock.

During the year ended December 31, 2013, we raised $1,370,190 in cash and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the private placements of our Series B Preferred Stock and common stock.  As of December 31, 2013, we received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the private placement of our Series B Preferred Stock.

At March 31, 2014, we had cash, cash equivalents and trading securities of approximately $0.9 million, which we believe is sufficient, together with proceeds of the private placement of our common stock that closed in 2014, to fund our planned operations through August 2014 based on our current business plan. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the Three Months Ended March 31, 2014 and 2013

Net cash used in operating activities for the three months ended March 31, 2014 was $1,039,275 which primarily reflected our net loss of $1,326,522 offset by non-cash expenses of $244,779 and an increase in working capital of $42,468.  Net cash used in operating activities for the three months ended March 31, 2013 was $672,199 which primarily reflected our net loss of $988,106, offset by non-cash expense of $278,069, an increase in working capital of $37,838.

Net cash provided by investing activities was $411,233 for the three months ended March 31, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the purchase of office equipment.  For the three months ended March 31, 2013, net cash used by investing activities was $1,029, which primarily reflected the purchase of office equipment.

For the three months ended March 31, 2014, net cash provided by financing activities was $203,055, which reflects net cash received from the sale of our common stock. For the three months ended March 31, 2013, there were no financing activities.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. On August 16, 2013, the Company filed a motion to dismiss the complaint. The Court has scheduled oral argument for this motion for May 27, 2014.  The Company’s attorneys will attend this argument to argue the motion’s merits and answer any questions the Court may have regarding this matter.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of March 31, 2014.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: May 15, 2014	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)