Form 10-Q
period 2014-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2014-08-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2014
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 207 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2014, there were 29,095,295 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$100,986	$1,143,175
Investment in trading securities	-	634,826
Prepaid expenses & other	156,777	52,959
Total Current Assets	257,763	1,830,960

Property and equipment, net	32,392	35,429
Intangible assets, net	377,037	49,339

Total Assets	$667,192	$1,915,728
`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$769,398	$183,298
Derivative warrant liability	3,289,284	2,549,196
Accrued expenses and other	437,361	239,673
Total Current Liabilities	4,496,043	2,972,167

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 963,048 and 2,350,196 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	965	2,352
(preference in liquidation of $799,330 and $1,950,663 at June 30, 2014 and December 31, 2013, respectively)
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 and 5,725,821 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,695	5,726
(preference in liquidation of $4,902,497 and $4,703,533 at June 30, 2014 and December 31, 2013, respectively)
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 29,095,295 and 25,675,013 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29,096	25,676
Additional paid-in capital	23,813,836	23,084,429
Accumulated Deficit	(27,678,443)	(24,174,622)
Total Stockholders’ Deficit	(3,828,851)	(1,056,439)

Total Liabilities and Stockholders’ Deficit	$667,192	$1,915,728

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating Expenses:
General and administrative	$947,387	$718,722	$1,842,235	$1,486,321
Research and development	266,907	365,534	591,494	656,733
Total Operating Expenses	1,214,294	1,084,256	2,433,729	2,143,054

Loss from Operations	(1,214,294)	(1,084,256)	(2,433,729)	(2,143,054)

Other Income (Expense):
Interest income	-	42	-	209
Other income	-	-	-	70,525
Loss on disposition of intangible assets	(16,591)	-	(16,591)	-
Loss on sale of trading securities	(118,518)	-	(302,116)	-
Unrealized gain on trading securities	94,404	-	236,143	-
Loss on revaluation and modification of derivative warrant liability	(642,047)	-	(706,967)	-
Interest and other expense	(282)	(16,646)	(608)	(16,646)
Total Other Income (Expense), net	(683,034)	(16,604)	(790,139)	54,088

Loss Before Provision for Income Taxes	(1,897,328)	(1,100,860)	(3,223,868)	(2,088,966)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,897,328)	$(1,100,860)	$(3,223,868)	$(2,088,966)

Preferred Stock Dividends	(134,159)	(45,664)	(279,953)	(89,721)

Net Loss Attributable to Common Stockholders	$(2,031,487)	$(1,146,524)	$(3,503,821)	$(2,178,687)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.05)	$(0.12)	$(0.09)

Weighted Average Shares Used in per Share Calculation - Basic and Diluted:	28,947,241	24,365,067	28,117,277	24,355,346

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)

Net loss	$(3,223,868)	$(2,088,966)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	15,313	12,163
Non-cash fair value of common stock issued for consulting	178,160	36,150
Share-based compensation related to employee stock options	232,872	264,715
Non-cash fair value of stock options issued to non-employees for consulting	4,081	153,761
Loss on intangible asset dispositions	16,591	-
Net loss on sale of trading securities	302,116	-
Change in unrealized (gain) loss on trading securities	(236,143)	-
Loss on revaluation and modification of derivative warrant liability	706,967	-
(Increase) decrease in:		-
Prepaid expenses	(103,818)	46,599
Increase (decrease) in:
Accounts payable	586,100	202,048
Accrued expenses and other	(26,278)	(63,594)
Net Cash Used in Operating Activities	(1,547,907)	(1,437,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	568,852	-
Purchase of intangible assets	(350,000)	-
Cash paid for purchase of property and equipment	(6,564)	(1,029)
Net Cash Provided by (Used in) Investing Activities	212,288	(1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes – stockholders	-	200,000
Proceeds from the exercise of stock warrants	90,375	-
Proceeds from sale of Common Stock, net	203,055	-
Net Cash Provided by Financing Activities	293,430	200,000

Net Decrease in Cash and Cash Equivalents	(1,042,189)	(1,238,153)
Cash and Cash Equivalents, Beginning of Period	1,143,175	1,304,088
Cash and Cash Equivalents, End of Period	$100,986	$65,935

Supplemental Cash Flow Disclosures:
Taxes paid	$1,683	$-

Supplemental Non-Cash Disclosure:
Fair value of warrants modified in connection with Series B financing	$(114,923)	$-
Fair value of warrants issued to Series B placement agents	$(12,738)	$-
Series B Preferred Stock dividends accrued	$(225,219)	$-
Series A Preferred Stock dividend	$(38,666)	$(89,721)
Conversion of Series A Preferred Stock dividend to Common Stock	$(16,068)	$-
Conversion of Series A Preferred Stock to Common Stock	$(1,434)	$-
Conversion of Series B Preferred Stock dividend to Common Stock	$(1,254)	$-

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

Development Stage Entity

In previous filings, the Company has reported as a “Development Stage Entity”.  However, in June 2014, the Financial Accounting Standards Board (FASB) published Accounting Standards Update 2014-10, “Development Stage Entities” (ASU 2014-10).  ASU 2014-10 removed the development stage entity guidance under Accounting Standards Codification Topic 915 (ASC 915), “Development Stage Entities”, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein.  Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities.  Accordingly, the Company has elected to adopt these changes effective with the filing of this 10-Q.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at December 31, 2013. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  During the six months ended June 30, 2014, the Company has received cash proceeds of $568,852 from the sale of investments, and has recorded realized losses of $302,116 upon the sale of these securities.  As of June 30, 2014, the Company has sold all of such securities.

Intangible Assets

The Company’s intangible assets consist of technology licenses and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives on technology licenses are 5 to 15 years.

Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 are summarized below:

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative warrant liability	$-	$-	$3,289,284	$3,289,284

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$634,826	$-	$-	$634,826
Current Liabilities:
Derivative warrant liability	$-	$-	$2,549,196	$2,549,196

The following table sets forth the changes in the estimated fair value during 2014 for our Level 3 classified derivative warrant liability:

Six Months Ended
June 30, 2014
Fair value at beginning of period	$2,549,196
Modification and reclassification of outstanding warrants	114,923
Change in fair value	625,165
Fair value at end of period	$3,289,284

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

Net Loss per Common Share

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of June 30, 2014, the Company had outstanding options exercisable for 4,644,428 shares of its common stock, warrants exercisable for 14,854,035 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 1,598,660 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 9,364,158 shares of common stock.  At June 30, 2013, the Company had outstanding options exercisable for 4,550,428 shares of its common stock, and warrants exercisable for 7,318,312 shares of common stock, and Series A Preferred Stock convertible into 2,234,673 shares of common stock.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $27,678,443 as of June 30, 2014.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the six months ended June 30, 2014, the Company raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants (see Note 3).   In addition, during the six months ended June 30, 2014, various warrant holders exercised rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share, pursuant to a cash exercise whereby the Company received cash proceeds of $90,375.  In addition, during the six months ended June 30, 2014, the Company received gross proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.  During the year ended December 31, 2013, the Company raised $1,370,190 in cash and converted notes and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the through the private placements of common stock, Series B Preferred Stock and warrants .  As of December 31, 2013, the Company received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities (see Note 8). Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of private placement offerings in Note 2), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

As a result of the issuance of the shares in the 2013 Common Stock Offering, the conversion price of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock was adjusted to $0.50 per share; provided, however, Platinum Montaur Life Sciences, LLC (“Platinum”) waived its right to (i) adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock and accordingly, such conversion price remained $0.80 per share solely with respect to Platinum, and (ii) adjust the exercise price of 6,020,214 warrants held by it.  During the six months ended June 30, 2014, the conversion price of the Series B Preferred shares and warrants held by Platinum was adjusted to $0.53, see Notes 3 and 4.

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

3.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At June 30, 2014 and December 31, 2013, 963,048 and 2,350,196 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the Company’s private placement in 2013, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. As of June 30, 2014, 1,433,734 shares of Series A Preferred Stock were converted into 2,380,000 shares of the Company’s common stock.  In addition, the Company issued 32,137 shares of the Company’s common stock in satisfaction of $16,068 dividend accrued on the shares Series A Preferred Stock that were converted.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of June 30, 2014, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the six months ended June 30, 2014, the Company accrued a preferred stock dividend of $54,734.  The Company issued 46,586 shares of Series A Preferred Stock in payment of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2014.  In addition, during the six months ended June 30, 2014, the Company issued 32,137 shares of Common Stock in payment of such dividend as related to the shares of Series A Preferred stock converted into Common Stock. For the six months ended June 30, 2013, the Company accrued a preferred stock dividend of $89,721 and issued 108,099 shares of Series A Preferred Stock in satisfaction of such accrued dividends.

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At June 30, 2014 and December 31, 2013, 5,694,571 and 5,725,821 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

For the six months ended June 30, 2014, the Company accrued a Series B Preferred Stock dividend of $225,219   The Series B Preferred Stock was not issued and outstanding as of June 30, 2013.

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

Voluntary Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remained $0.80 per share solely with respect to Platinum until the issuance of common stock to consultants in April with a fair value of $0.53 per share. During the six months ended June 30, 2014, 31,250 shares of Series B Preferred Stock were converted into 50,000 shares of the Company’s common stock.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At June 30, 2014 and December 31, 2013, the Company had issued and outstanding 29,095,295 and 25,675,013, shares of its common stock, respectively.

During the year ended December 31, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $45,550, is included in operating expenses. In addition, on December 31, 2013, the Company issued 1,285,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering.

In January 2014, the Company issued 470,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering (see Note 2).

During the period ended June 30, 2014, the Company issued 304,888 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $178,160, is included in operating expenses. As a result of issuing these shares, the conversion price of the remaining Series B Preferred Stock, not previously adjusted to $0.50, (including Platinum) was reduced from $0.80 to $0.53.

4.            STOCK PURCHASE WARRANTS

During the six months ended June 30, 2014, the Company issued 470,000 common stock warrants to investors and 45,000 common stock warrants to the placement agents in connection with the additional closings related to the 2013 Common Stock Offering.

In addition, during the six months ended June 30, 2014, the Company exchanged 546,470 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the 2013 sale of Series B preferred stock. As a result of this exchange and because such new warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $115,000, the fair value of the warrants on the date of the modification. In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $82,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

During the six months ended June 30, 2014, various warrant holders exercised rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share, pursuant to a cash exercise whereby the Company received cash proceeds of $90,375.

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

As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the exercise price of the warrants issued in connection with sale of Series B preferred stock was reduced from $0.83 to $0.50, provided, however, Platinum waived its right to adjust the exercise price of the 6,020,214 warrants held by it and accordingly, such exercise price remained $0.83 per share, as of December 31, 2013, solely with respect to Platinum.  During the six months ended June 30, 2014, the Company issued common stock for services performed pursuant to a service agreement.  The shares of common stock were issued at the market value of $0.53 per share.  As a result of this issuance, the exercise price of the remaining warrants issued in connection with the Series B preferred stock, including the warrants issued to Platinum, was reduced to $0.53.

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

The following is a summary of all common stock warrant activity:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2013	14,616,535	$0.50 - 1.33	$0.90
Warrants Granted	1,061,470	$0.83	$0.83
Warrants Expired/Forfeited/Exchanged	(643,220)	$0.50 - 1.33	$0.87
Warrants Exercised	(180,750)	$0.50	$0.50
Warrants issued and exercisable at June 30, 2014	14,854,035	$0.50 - 1.33	$0.76

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2014:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	4.26	$0.50
$0.53	6,566,684	4.26	$0.53
Total warrants accounted for as derivative liability	8,676,408	4.26	$0.52

$0.83	2,379,046	3.92	$0.83
$0.84	20,000	2.09	$0.84
$0.85	281,912	3.07	$0.85
$0.95	20,000	2.26	$0.95
$1.00	165,417	4.85	$1.00
$1.33	3,311,252	1.01	$1.33
Total warrants accounted for as equity	6,177,627	2.33	$1.10
Total for all warrants outstanding	14,854,035	3.46	$0.76

The Company used the Black-Scholes option price calculation to value the warrants granted during the six months ended June 30, 2014 using the following assumptions: risk-free rate of 1.62%, respectively, volatility of 60.13%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate with a range from 1.59% - 3.40%, volatility of 60.13%, actual term and exercise price of the warrants granted.

5.             COMMON STOCK OPTIONS

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

The following is a summary of all common stock option activity for the six months ended June 30, 2014:

	Shares Under Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,536,928	$0.68
Options granted	220,000	$0.51
Options forfeited	(112,500)	$0.50
Options exercised	-	$-
Outstanding at June 30, 2014	4,644,428	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2013	2,786,928	$0.69
Exercisable at June 30, 2014	3,046,094	$0.68

The weighted average fair value of options granted during the six months ended June 30, 2014 was $0.30.

At June 30, 2014, the weighted average remaining contractual term for exercisable and outstanding options is 5.67 and 6.38 years, respectively.  At June 30, 2014, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $476,700 and $622,100, respectively.

Employee stock-based compensation expense for the six months ended June 30, 2014 and 2013 is $232,872 and $264,715, respectively

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of June 30, 2014 and 2013, respectively: risk-free rate of 3.40% and 2.61%, respectively, volatility of 60.13% and 62.20%, respectively, expected term of 5.5 years and 6 years, respectively.  There was no dividend yield included in the calculations.

As of June 30, 2014, there was $359,064 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.02 years at June 30, 2014.

6.  COMMITMENTS AND CONTINGENCIES

License Agreements

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements (the “Agreements”), which Agreements replace the single license agreement between the Company and MGH dated April 27, 2009, as amended by letter dated June 21, 2011 and agreement dated October 31, 2011 (the “Original Agreement”). The Agreements provide exclusive licenses for the Company’s two lead product candidates, BFPET and CardioPET, two of the three cardiac imaging technologies covered by the Original Agreement. The Company and MGH are in discussions regarding the exclusive license to VasoPET, the third product candidate covered by the Original Agreement, the Company’s rights to which ceased upon the termination of the Original Agreement contemporaneously with the execution of the new Agreements. The Agreements were entered into primarily for the purpose of separating the Company’s rights and obligations with respect to its different product development programs. Each of the Agreements requires the Company to pay MGH an initial license fee of $175,000 and annual license maintenance fees of $125,000 each. The Agreements require the Company to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the United States Food and Drug Administration. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales.  The Company is amortizing the cost of these intangible assets over the remaining useful life of the Agreements of 10 years.

The Company is current with all stipulated obligations and milestones under the Agreements and the Agreements remain in full force and effect. The Company believes that it maintains a good relationship with MGH and will be able to obtain waivers or extension of its obligations under the Agreement, should the need arise. If MGH were to refuse to provide the Company with a waiver or extension of any of its obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on the Company as it may be unable to commercialize products without exclusivity and would lose its competitive edge for portions of the patent portfolio.

As of June 1, 2014, the Company has relinquished its Alzheimer’s license and accordingly has recorded a loss on disposal of $16,591 in the period ended June 30, 2014.

Clinical Research Services Agreements

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

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  The trial is expected to be initiated in the second half of 2014.

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
$60,800

Rent expense, net of sublease income, was $25,617 and $15,670 for the six months ended June 30, 2014 and 2013, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.  The parties are presently engaged in discovery. Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of June 30, 2014.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

8.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2014, identifying those that are required to be disclosed as follows:

On July 22, 2014, the Company issued promissory notes (the “Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of approximately $1,200,000. The Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the Notes will automatically convert into the Company’s next equity or equity-linked financing in accordance with the following formula: (the Outstanding Balance as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing). In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant, to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

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

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. In January 2013, we announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; however, the process for enrollment in this clinical trial has been progressing slowly. We currently expect actual enrollment to commence in the second half of 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) published Accounting Standards Update 2014-10, “Development Stage Entities” (ASU 2014-10).  ASU 2014-10 removed the development stage entity guidance under Accounting Standards Codification Topic 915 (ASC 915), “Development Stage Entities”, thereby removing the financial reporting distinction between development stage entities and other reporting entities.
In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein.  Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities.  Accordingly, the Company has elected to adopt these changes effective with the filing of this 10-Q.

Management does not expect any other recently issued, but not yet effective, accounting standards to have a material effect on its results of operations or financial condition.

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

At June 30, 2014, we have a derivative warrant liability relating to certain warrants issued in 2013 and 2014 that contain anti-dilution provisions.

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

Management has determined that no impairments had occurred as of June 30, 2014.

Intangible Assets

Our intangible assets consist of technology licenses and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives on technology licenses are 5 to 15 years.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at June 30, 2014, we had an accumulated deficit of approximately $28.0 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Six Months Ended June 30, 2014 and 2013

G&A expenses were $947,387 and $718,722 for the three months ended June 30, 2014 and 2013, respectively. The 31.8% increase was due primarily to increases in legal costs related to litigation and financings, investor relations activities, personnel costs, as well as a general increase in operating expenses. G&A expenses were $1,842,235 and $1,486,321 for the six months ended June 30, 2014 and 2013, respectively. The 23.9% increase was also due primarily to increases in legal costs related to litigation and financings, investor relations activities, personnel costs, as well as a general increase in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $266,907 and $365,534 for the three months ended June 30, 2014 and 2013, respectively. The 27.03% decrease was due primarily to decreased consulting fees and a decrease in expenses related to the CardioPET trial in Belgium. R&D expenses were $591,494 and $656,733 for the six months ended June 30, 2014 and 2013, respectively. The 9.9% decrease was due primarily to decreased consulting fees.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $(683,034) and $(16,604) for the three months ended June 30, 2014 and 2013, respectively. Other (expense) income, net was $(790,139) and $54,088 for the six months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $66,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $707,000. For the six months ended June 30, 2013, we received other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder. For the three months ended June 30, 2014 other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $24,000 and loss on revaluation and modification of the Company’s derivative liability of approximately $642,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $28.0 million as of June 30, 2014.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the six months ended June 30, 2014, we raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants.  In addition, during the six months ended June 30, 2014, we received gross proceeds of $568,852 from the sale of freely tradable securities received as consideration in the private placement of our Series B Preferred Stock. During the six months ended June 30, 2014, the Company received cash proceeds of $90,375 when various warrant holders exercised rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share.

At June 30, 2014, we had cash, cash equivalents and trading securities of approximately $0.1 million.  On July 22, 2014, we received approximately $1.2 million from the issuance of the Notes to accredited investors. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

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

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Net cash used in operating activities for the six months ended June 30, 2014 was $1,547,907, which primarily reflected our net loss of $3,223,868 offset by non-cash expenses of $1,219,957 and an increase in components of working capital of $456,004.  Net cash used in operating activities for the six months ended June 30, 2013 was $1,437,124, which primarily reflected our net loss of $2,088,966, offset by non-cash expense of $466,789 and a decrease in components of working capital of $185,053.

Net cash provided by investing activities was $212,288 for the six months ended June 30, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to the Company’s new license agreements and the purchase of office equipment.  For the six months ended June 30, 2013, net cash used by investing activities was $1,029, which primarily reflected the purchase of office equipment.

For the six months ended June 30, 2014, net cash provided by financing activities was $293,430 which reflects net cash received from the sale of our common stock and proceeds from cash exercise of common stock purchase warrants. For the six months ended June 30, 2013, net cash provided by financing activities was $200,000, which reflects net cash received from the issuance of the Notes.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.  The parties are presently engaged in discovery.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: August 14, 2014	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)