Form 10-Q
period 2014-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2014-11-19
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2014
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2014, there were 29,197,497 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$59,769	$1,143,175
Investment in trading securities	-	634,826
Prepaid expenses & other	188,448	52,959
Total Current Assets	248,217	1,830,960

Property and equipment, net	14,796	35,429
Intangible assets, net	367,288	49,339

Total Assets	$630,301	$1,915,728
`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$540,358	$183,298
Notes payable	1,372,500	-
Derivative warrant liability	2,787,318	2,549,196
Accrued expenses and other	815,853	239,673
Total Current Liabilities	5,516,029	2,972,167

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 902,806 and 2,350,196 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	905	2,352
(preference in liquidation of $768,454 and $1,950,663 at September 30, 2014 and December 31, 2013, respectively)
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 and 5,725,821 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,695	5,726
(preference in liquidation of $5,017,325 and $4,703,533 at September 30, 2014 and December 31, 2013, respectively)
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 29,197,497 and 25,675,013 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	29,199	25,676
Additional paid-in capital	23,908,796	23,084,429
Accumulated deficit	(28,830,323)	(24,174,622)
Total Stockholders’ Deficit	(4,885,728)	(1,056,439)

Total Liabilities and Stockholders’ Deficit	$630,301	$1,915,728

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses:
General and administrative	$824,874	$574,194	$2,667,109	$2,060,515
Research and development	641,445	322,942	1,232,939	979,675
Total Operating Expenses	1,466,319	897,136	3,900,048	3,040,190

Loss from Operations	(1,466,319)	(897,136)	(3,900,048)	(3,040,190)

Other Income (Expense):
Interest income	-	-	-	209
Other Income	-	-	-	70,525
Loss on disposition of intangible/fixed assets	(13,005)	-	(29,596)	-
Gain on settlement of accounts payable	-	6,594	-	6,594
Loss on sale of trading securities	-	(828)	(302,116)	(828)
Unrealized gain (loss) on trading securities	-	(232,859)	236,143	(232,859)
Gain (Loss) on revaluation and modification of derivative warrant liability	501,966	55,576	(205,001)	55,576
Interest and other expense	(39,467)	(33,974)	(40,075)	(50,620)
Total Other Income (Expense), net	449,494	(205,491)	(340,645)	(151,403)

Loss Before Provision for Income Taxes	(1,016,825)	(1,102,627)	(4,240,693)	(3,191,593)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,016,825)	$(1,102,627)	$(4,240,693)	$(3,191,593)

Preferred Stock Dividends	(135,053)	(1,408,260)	(415,006)	(1,497,981)

Net Loss Attributable to Common Stockholders	$(1,151,878)	$(2,510,887)	$(4,655,699)	$(4,689,574)

Net Loss per Common Share - Basic and Diluted	$(0.04)	$(0.10)	$(0.16)	$(0.19)

Weighted Average Shares Used in per Share Calculation - Basic and Diluted:	29,109,320	24,385,012	28,452,768	24,370,233

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Month Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)

Net loss	$(4,240,693)	$(3,191,593)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	29,652	18,420
Amortization of issuance costs	19,112	-
Non-cash fair value of common stock issued for consulting	178,160	45,550
Share-based compensation related to employee stock options	326,625	371,912
Non-cash fair value of warrants issued to non-employees	-	-
Loss on fixed/tangible asset dispositions	29,596	-
Non-cash interest expense on beneficial conversion	-	27,500
Gain on debt and accounts payable settlement	-	(6,594)
Net loss on sale of trading securities	302,116	828
Change in unrealized gain (loss) on trading securities	(236,143)	232,859
Loss on revaluation and modification of derivative warrant liability	205,001	(55,576)
(Increase) decrease in:
Prepaid expenses & other	(54,946)	51,129
Increase (decrease) in:
Accounts payable	357,060	277,048
Accrued expenses and other	218,262	73,524
Net Cash Used by Operating Activities	(2,861,969)	(2,001,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	568,852	13,940
Cash paid for intangible assets	(350,000)	-
Cash paid for purchase of property and equipment	(6,564)	(2,046)
Net Cash Provided by Investing Activities	212,288	11,894

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,372,500	330,000
Notes payable issuance costs	(99,655)	-
Proceeds from the exercise of stock waarrants	90,375	-
Proceeds from sale of common stock, net	203,055	-
Proceeds from sale of preferred stock, net	-	478,185
Net Cash Provided by Financing Activities	1,566,275	808,185

Net Increase (Decrease) in Cash and Cash Equivalents	(1,083,406)	(1,181,153)
Cash and Cash Equivalents, Beginning of Period	1,143,175	1,304,088
Cash and Cash Equivalents, End of Period	$59,769	$122,935

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$1,412	$1,662

Supplemental Non-Cash Disclosure:
Accrued expenses settled in preferred stock	$-	$15,000
Sale of preferred stock for marketable equity securities	$-	$3,495,384
Fair value of warrants issued to Series B holders	$-	$(2,183,161)
Fair value of warrants modified in connection with Series B financing	$(114,923)	$-
Fair value of warrants issued to Series B placement agents	$(12,738)	$(22,499)
Notes payable – stockholder – settled in preferred stock	$-	$275,000
Series B Preferred Stock dividend accrued	$(340,046)	$(7,418)
Series A Preferred Stock dividend accrued	$(74,960)	$(137,060)
Series B Preferred Stock deemed dividend	$-	$(1,353,503)
Series A Preferred Stock dividend settled in Series A Preferred	$38,665	$-
Decrease in accounts payable related to settlement	$-	$6,594
Conversion of Series A Preferred Stock dividend to common stock	$17,170	$-
Conversion of Series A preferred shares to common stock	$1,494	$-
Conversion of Series B preferred shares and accrued dividends to common stock	$1,254	$-

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

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein.  Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities.  Accordingly, the Company has elected to adopt these changes effective with the filing of the Company’s 10-Q for the period ended June 30, 2014.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at December 31, 2013. Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.  During the nine months ended September 30, 2014, the Company has received cash proceeds of $568,852 from the sale of investments, and has recorded realized losses of $302,116 upon the sale of these securities.  As of September 30, 2014, the Company has sold all of such securities.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 are summarized below:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative warrant liability	$-	$-	$2,787,318	$2,787,318

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$634,826	$-	$-	$634,826
Current Liabilities:
Derivative warrant liability	$-	$-	$2,549,196	$2,549,196

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Fair value at beginning of period	$2,549,196	$-
Issuance of derivative warrant liability	-	2,205,660
Modification and reclassification of outstanding warrants	114,923	-
Change in fair value	123,199	(55,576)
Fair value at end of period	$2,787,318	$2,150,084

At December 31, 2013, the Company measured at fair value on a nonrecurring basis certain equipment in accordance with ASC Topic 360-10-35. Fair value was determined to be $0 using certain Level 3 inputs and resulted in the Company recording a loss of $128,245 in the fourth quarter of 2013. Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment.

Net Loss per Common Share

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of September 30, 2014, the Company had outstanding options exercisable for 4,644,428 shares of its common stock, warrants exercisable for 14,854,035 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 1,536,907 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 9,583,488 shares of common stock.  At September 30, 2013, the Company had outstanding options exercisable for 4,536,928 shares of its common stock, warrants exercisable for 14,856,282 shares of common stock, Series A Preferred Stock convertible into 2,296,216 shares of common stock, and Series B Preferred Stock convertible into 5,613,599 shares of common stock.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $28,830,323 as of September 30, 2014.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2014, the Company raised net cash proceeds of $1,665,930 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.     During the year ended December 31, 2013, the Company raised $1,370,190 in cash and converted notes and freely tradable securities valued at $3,495,384 (based upon the closing price of such securities on the day prior to closing), net of offering costs, through the through the private placements of common stock, Series B Preferred Stock and warrants. As of December 31, 2013, the Company received gross proceeds of $1.8 million from the sale of a portion of such freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities (see Note 9). Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see description of private placement offerings in Note 3), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of September 30, 2014 and December 31, 2013 consist of:

	September 30, 2014	December 31, 2013
Prepaid expenses and other:

Prepaid insurance	$31,136	$10,679
Deferred closing costs	80,543	-
Other	76,769	42,280
Prepaid expenses and other	$188,448	$52,959

Accrued expenses and other:
Professional fees	$32,271	$51,646
Accrued dividends	480,792	122,876
Accrued interests on notes payable	19,383	-
Other	283,407	65,151
Accrued expenses	$815,853	$239,673

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

As a result of the issuance of the shares in the 2013 Common Stock Offering, the conversion price of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock was adjusted to $0.50 per share; provided, however, Platinum Montaur Life Sciences, LLC (“Platinum”) waived its right to (i) adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock and accordingly, such conversion price remained $0.80 per share solely with respect to Platinum, and (ii) adjust the exercise price of 6,020,214 warrants held by it.   In April 2014, the conversion price of the Series B Preferred shares and warrants held by Platinum was adjusted to $0.53 (see Notes 5 and 6).

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

4.            NOTES PAYABLE

In July 2014, the Company issued promissory notes (the “Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of approximately $1,222,500. The Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the Notes will automatically convert into the Company’s next equity or equity-linked (A “Subsequent Financing”) financing in accordance with the following formula: (outstanding balance of the Notes as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing).  The investors shall be considered to be purchasers in the Subsequent Financing by way of their converted Notes.  In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant, to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

In connection with the issuance of the Notes, the Company incurred $99,655 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid and other current assets on the Company’s balance sheet and amortized to interest expense over the term of the Notes. For the nine months ended September 30, 2014, $19,112 of issuance costs has been amortized to expense.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000.  Upon maturity, December 31, 2014, the note will be repaid in cash. Interest accrues on the note at a rate of 12% per annum.

5.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At September 30, 2014 and December 31, 2013, 902,806 and 2,350,196 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the Company’s private placement in 2013, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. During the nine months ended September 30, 2014, 1,493,976 shares of Series A Preferred Stock were converted into 2,480,000 shares of the Company’s common stock.  In addition, the Company issued 34,339 shares of the Company’s common stock in satisfaction of a $17,136 dividend accrued on the shares Series A Preferred Stock that were converted.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of September 30, 2014, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the nine months ended September 30, 2014, the Company accrued a preferred stock dividend of $74,960.  The Company issued 46,586 shares of Series A Preferred Stock in payment of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2014.  In addition, during the nine months ended September 30, 2014, the Company issued 34,339 shares of Common Stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into Common Stock. For the nine months ended September 30, 2013, the Company accrued a preferred stock dividend of $137,060 and issued 108,099 shares of Series A Preferred Stock in satisfaction of such accrued dividends.

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At September 30, 2014 and December 31, 2013, 5,694,571 and 5,725,821 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

For the nine months ended September 30, 2014, the Company accrued a Series B Preferred Stock dividend of $340,046. The Company issued 2,507 shares of Common Stock in payment of such dividends as related to the Series B Preferred Stock converted to Common Stock during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company accrued a Series B Preferred Stock dividend of $7,418.

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

Voluntary Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remained $0.80 per share solely with respect to Platinum until the issuance of common stock to consultants in April 2014 with a fair value of $0.53 per share. During the nine months ended September 30, 2014, 31,250 shares of Series B Preferred Stock were converted into 50,000 shares of the Company’s common stock.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At September 30, 2014 and December 31, 2013, the Company had issued and outstanding 29,197,497 and 25,675,013, shares of its common stock, respectively.

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

In April 2014, the Company issued 304,888 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $178,160, is included in operating expenses. As a result of issuing these shares, the conversion price of the remaining Series B Preferred Stock, not previously adjusted to $0.50, (including Platinum) was reduced from $0.80 to $0.53.

6.            STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2014, the Company issued 470,000 common stock warrants to investors and 45,000 common stock warrants to the placement agents in connection with the additional closings related to the 2013 Common Stock Offering.

In addition, during the nine months ended September 30, 2014, the Company exchanged 546,470 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the 2013 sale of Series B preferred stock. As a result of this exchange and because such new warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $115,000, the fair value of the warrants on the date of the modification. In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $82,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

During the nine months ended September 30, 2014, various warrant holders exercised rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share, pursuant to a cash exercise whereby the Company received cash proceeds of $90,375.

During the year ended December 31, 2013, the Company issued 7,621,070 common stock warrants to investors and 82,772 common stock warrants to the placement agents in connection with the sale of Series B preferred stock. These warrants are recorded as derivative warrant liability.  In addition, the Company issued 1,285,000 common stock warrants to investors and 128,500 common stock warrants to placement agents in connection with the 2013 Common Stock Offering.

As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the exercise price of the warrants issued in connection with sale of Series B preferred stock was reduced from $0.83 to $0.50, provided, however, Platinum waived its right to adjust the exercise price of the 6,020,214 warrants held by it and accordingly, such exercise price remained $0.83 per share, as of December 31, 2013, solely with respect to Platinum.  In April 2014, the Company issued common stock for services performed pursuant to a service agreement.  The shares of common stock were issued at the market value of $0.53 per share.  As a result of this issuance, the exercise price of the remaining warrants issued in connection with the Series B preferred stock, including the warrants issued to Platinum, was reduced to $0.53.

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

The following is a summary of all common stock warrant activity:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2013	14,616,535	$0.50 - 1.33	$0.90
Warrants Granted	1,061,470	$0.83	$0.83
Warrants Expired/Forfeited/Exchanged	(643,220)	$0.50 - 1.33	$0.87
Warrants Exercised	(180,750)	$0.50	$0.50
Warrants issued and exercisable at September 30, 2014	14,854,035	$0.50 - 1.33	$0.76

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2014:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	4.01	$0.50
$0.53	6,566,684	4.00	$0.53
Total warrants accounted for as derivative liability	8,676,408	4.01	$0.52

$0.83	2,379,046	3.67	$0.83
$0.84	20,000	1.84	$0.84
$0.85	281,912	2.82	$0.85
$0.95	20,000	2.01	$0.95
$1.00	165,417	4.60	$1.00
$1.33	3,311,252	0.76	$1.33
Total warrants accounted for as equity	6,177,627	2.08	$1.10
Total for all warrants outstanding	14,854,035	3.20	$0.76

The Company used the Black-Scholes option price calculation to value the warrants granted during the nine months ended September 30, 2014 using the following assumptions: risk-free rate of 1.62%, respectively, volatility of 60.13%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate with a range from 1.59% - 3.40%, volatility of 60.13%, actual term and exercise price of the warrants granted.

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

The following is a summary of all common stock option activity for the nine months ended September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,536,928	$0.68
Options granted	220,000	$0.51
Options forfeited	(112,500)	$0.50
Options exercised	-	$-
Outstanding at September 30, 2014	4,644,428	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2013	2,786,928	$0.69
Exercisable at September 30, 2014	3,246,096	$0.69

The weighted average fair value of options granted during the nine months ended September 30, 2014 was $0.30.

At September 30, 2014, the weighted average remaining contractual term for exercisable and outstanding options is 5.56 and 6.13 years, respectively.  At September 30, 2014, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $393,900 and $490,100, respectively.

Employee stock-based compensation expense for the nine months ended September 30, 2014 and 2013 is $326,625 and $371,912, respectively

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of September 30, 2014 and 2013, respectively: risk-free rate of 3.40% and 2.61%, respectively, volatility of 60.13% and 61.67%, respectively, expected term of 5.5 years and 6 years, respectively.  There was no dividend yield included in the calculations.

As of September 30, 2014, there was $262,664 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 0.82 years at September 30, 2014.

8.  COMMITMENTS AND CONTINGENCIES

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

During 2014, the Company relinquished its Alzheimer’s license and accordingly recorded a loss on disposal of $16,591.

Clinical Research Services Agreements

On September 7, 2012, the Company entered into a Clinical Research Services Agreement (“CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (CAD) patients. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease. Four trial sites are planned in Belgium and are expected to be concluded in the fourth quarter of 2014.

In March 2012, the Company had signed a Letter of Intent (“LOI”) that provided for the pre-payment of $290,271 for start-up services.  The CRS Agreement provides for additional payments of $346,234 to SGS subject to a schedule of milestones relating to the progress of the clinical trial. Immediately before entry into the LOI, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial. On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, the Company presented additional interim data at the EANM meeting in Gothenburg, Sweden.

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has accrued $90,000 as of September 30, 2014 related to start-up costs.  The trial is expected to commence in the fourth quarter of 2014. The estimated cost of this program is $1.7 million.

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

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and expires on April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement.  The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit. The future minimum lease payments remaining through April 30, 2015 are as follows:

Year ending December 31, 2014	$19,050
2015	25,400
$44,450

Rent expense, net of sublease income, was $55,630 and $23,573 for the nine months ended September 30, 2014 and 2013, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs.  The parties are presently engaged in discovery. Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of September 30, 2014.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

9.  SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2014, identifying those that are required to be disclosed as follows:

On November 19, 2014, the Company issued Notes for an aggregate principal amount of approximately $100,000. These Notes are substantially the same as the Notes described in  Note 4. These Notes were issued in the first closing of a series of closings of up to $2 million.

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

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. In January 2013, we announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; however, the process for enrollment in this clinical trial has been progressing slowly. We currently expect actual enrollment to commence in the fourth quarter of 2014.

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

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein.  Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities.  Accordingly, the Company has elected to adopt these changes effective with the filing of the 10-Q for the period ended June 30, 2014.

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

At September 30, 2014, we have a derivative warrant liability relating to certain warrants issued in 2013 and 2014 that contain anti-dilution provisions.

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

Management has determined that no impairments had occurred as of September 30, 2014.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at September 30, 2014, we had an accumulated deficit of approximately $28.8 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

G&A expenses were $824,874 and $574,194 for the three months ended September 30, 2014 and 2013, respectively. The 43.7% increase was due primarily to increases in legal costs related to litigation and financings, investor relations activities, personnel costs, as well as a general increase in operating expenses. G&A expenses were $2,667,109 and $2,060,515 for the nine months ended September 30, 2014 and 2013, respectively. The 29.4% increase was also due primarily to increases in legal costs related to litigation and financings, investor relations activities, personnel costs, as well as a general increase in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $641,445 and $322,942 for the three months ended September 30, 2014 and 2013, respectively. The 98.6% increase was due primarily to an increase in expenses related to the initiation of the BFPET trial. R&D expenses were $1,232,939 and $979,675 for the nine months ended September 30, 2014 and 2013, respectively. The 25.9% increase was due primarily to increased costs related to the initiation of the BFPET trial. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $449,494 and $(205,491) for the three months ended September 30, 2014 and 2013, respectively. Other (expense) income, net was $(340,645) and $(151,403) for the nine months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $66,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $205,000. For the nine months ended September 30, 2013, the Company recorded approximately $230,000 in unrealized losses on trading securities. In addition during the nine months ended September 30, 2013, the Company recognized other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder and a $56,000 gain on revaluation of derivative warrant liability, offset by $51,000 of interest expense which primarily related to exchange of the notes payable for Series B Preferred Stock and warrants and expense related to the closing of notes payable and an unrealized loss on trading securities of $233,000. For the three months ended September 30, 2014, other income consisted primarily of gain on revaluation and modification of the Company’s derivative warrant liability of approximately $502,000 offset by $40,000 of interest and other expense which primarily related to the notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $28.8 million as of September 30, 2014.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2014, we raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants.  In addition, during the nine months ended September 30, 2014, we received gross proceeds of $568,852 from the sale of freely tradable securities received as consideration in the private placement of our Series B Preferred Stock. During the nine months ended September 30, 2014, we received cash proceeds of $90,375 when various warrant holders exercised rights to purchase 180,750 shares of the our common stock, with an average exercise price of $0.50 per share. In addition, during the nine months ended September 30, 2014, we issued promissory notes to certain accredited investors and received gross proceeds of $1,372,500.

At September 30, 2014, we had cash, cash equivalents and trading securities of approximately $60,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

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

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Net cash used in operating activities for the nine months ended September 30, 2014 was $2,861,969, which primarily reflected our net loss of $4,240,693 offset by non-cash expenses of $858,348 and an increase in components of working capital of $520,376.  Net cash used in operating activities for the nine months ended September 30, 2013 was $2,001,232, which primarily reflected our net loss of $3,191,593, offset by non-cash expense of $788,660 and an increase in components of working capital of $401,701.

Net cash provided by investing activities was $212,288 for the nine months ended September 30, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to the Company’s new license agreements and the purchase of office equipment.  For the nine months ended September 30, 2013, net cash used by investing activities was $11,894, which primarily reflected the proceeds from the sale of investments held for sale offset by the purchase of office equipment.

For the nine months ended September 30, 2014, net cash provided by financing activities was $1,566,275 which reflects net proceeds related to the issuance of notes payable, net cash received from the sale of our common stock and proceeds from cash exercise of common stock purchase warrants. For the nine months ended September 30, 2013, net cash provided by financing activities was $808,185, which reflects net cash received from the sale of Series B Preferred Stock and the issuance of the Notes.

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

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on March 25, 2014, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2013 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2013, we had an accumulated deficit of approximately $24.2 million. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through November 2014, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: November 19, 2014	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)