Form 10-K
period 2014-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2015-03-31
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-147193
(Commission file number)

FluoroPharma Medical, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Hillside Avenue, Suite 108
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $19,784,800.

As of March 27, 2015, there were 29,324,938 shares of common stock outstanding.

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

Item 1.  Description of Business

Overview

FluoroPharma Medical, Inc. ("we", the "Company" or the "Registrant") is a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.  Our initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease, or CAD.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: 18-F TPP (BFPET) and 18-F FCPHA (CardioPET).

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

Our Product Candidates

BFPET (18-F TPP)

Our BFPET program has ([18F]-labeled cationic lipophilic tetraphosphonium, 18-F TPP) as an imaging agent designed for use in stress-testing for patients with known or suspected CAD. 18-F TPP measures the cardiovascular blood flow through the detection of ischemic (i.e. reversibly damaged) and infarcted (i.e., irreversibly damaged) myocardium (i.e., heart) tissue. Its mechanism of action is to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential--the most important indicators of adequate cardiac blood supply. Since ischemic and infarcted myocardial cells take up significantly less 18-F TPP than normal healthy myocardial cells do, 18-F TPP can distinguish ischemic and infarcted cells from those that are healthy. If approved, 18-F TPP will represent one of the first molecular imaging blood flow agents commercialized for use in the cardiovascular segment of the PET imaging market.

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

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. We have  announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; and currently expect actual enrollment to commence in the first half of 2015.

CardioPET (18-F FCPHA)

Our CardioPET program has (Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid, 18-F FCPHA) as a molecular imaging agent designed to assess myocardial metabolism for patients with CAD. 18-F FCPHA allows for the potential detection of ischemic (i.e. reversibly damaged) and infarcted (i.e. irreversibly damaged) myocardium (i.e. heart) tissue in patients with known or suspected acute and chronic CAD.

In addition, 18-F FCPHA could be used for Cardiac Viability Assessment (“CVA”) for the prediction of improvement prior to and/or following revascularization in patients with acute CAD, including myocardial infarction, or heart attack). 18-F FCPHA allows for the identification of damaged but viable heart tissue, which is important since revascularization in those patients with substantial viable myocardium results in improved left ventricular function and survival. Importantly, 18-F FCPHA, if approved, may have several significant advantages for assessing cardiac viability using PET, and would likely represent the first imaging agent available in the U.S. for use in patients with acute and chronic CAD that cannot undergo stress-testing. 18-F FCPHA is designed to provide the metabolic component for CVA.

The safety and tolerability of 18-F FCPHA have been demonstrated in a Phase I trial conducted at the Massachusetts General Hospital.  Enrollment in Phase II trials has been completed at four sites in Belgium to assess its safety and efficacy in CAD patients.  The Phase II clinical trial plan for 18-F FCPHA is an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA as compared to myocardial perfusion imaging and angiography as a gold standard of background disease. Specifically, the Phase II trial consists of between 30-100 individuals with known stable chronic CAD who cannot undergo stress-testing for the evaluation of suspected or proven CAD. Interim results of imaging data received from the Phase II clinical trial and interim results were presented in February 2014. The enrollment for the Phase II clinical trial of CardioPET was closed in mid-December 2014.

Strategic Alliances and Commercial Agreements

License Agreement with Massachusetts General Hospital

We have two exclusive technology licenses with Massachusetts General Hospital (“MGH”) which we entered into on June 26, 2014 (collectively, the “Agreements”). Those agreements replace the single license agreement with MGH dated April 27, 2009, as amended by letter dated June 21, 2011 and agreement dated October 31, 2011 (the “Original Agreement”). The Agreements provide exclusive licenses for our two lead product candidates, BFPET and CardioPET, two of the three cardiac imaging technologies covered by the Original Agreement. We are in discussions regarding the exclusive license to VasoPET, the third product candidate covered by the Original Agreement, our rights to which ceased upon the termination of the Original Agreement contemporaneously with the execution of the new Agreements. The Agreements were entered into primarily for the purpose of separating our rights and obligations with respect to our different product development programs. Each of the Agreements requires us to pay MGH an initial license fee of $175,000 and annual license maintenance fees of $125,000 each. The Agreements require us to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the United States Food and Drug Administration. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should we fail to meet stipulated obligations and milestones. Additionally, upon commercialization, we are required to make specified milestone payments and royalties on commercial sales.  We are amortizing the cost of these intangible assets over the remaining useful life of the Agreements of 10 years.

We are current with all stipulated obligations and milestones under the Agreements and the Agreements remain in full force and effect. We believe that we maintain a good relationship with MGH and will be able to obtain waivers or extension of our obligations under the Agreements, should the need arise. If MGH were to refuse to provide us with a waiver or extension of any of our obligations or were to cancel or make the license non-exclusive, this would have a material adverse impact on our business as we may be unable to commercialize products without exclusivity and would lose our competitive edge for portions of the patent portfolio.

Clinical Research Agreements

On September 7, 2012, we entered into a Clinical Research Services Agreement (“CRS Agreement”) with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to our CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (“CAD”) patients. The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA as compared to stress echocardiography and/or myocardial perfusion imaging, and angiography as a gold standard of background disease.

In addition, we engaged FGK Representative Service GmbH to serve as our sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, we announced that the Phase II trial had begun. On February 6, 2014, we presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, we presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, we announced that the enrollment for a Phase II clinical trial of CardioPET was closed. We believe that this trial has acquired sufficient patient data allowing for the assessment of the pharmaceutical's safety and quality of 18-F FCPHA generated cardiac images in humans.

On May 23, 2014, we entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  The trial is expected to commence in the first half of 2015.

Product Development and Commercialization

We intend to develop our products through the completion of Phase II studies and/or Phase III studies at which point we will seek to partner with organizations with the resources necessary to undertake the further development, regulatory approval and commercialization of our products.

We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), diagnostic imaging agents often take significantly less time to evaluate. This shortened clinical development period relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan may be promptly available, the clinical trials do not initially require long term follow-up for primary endpoints that may take significant periods of time to evaluate. Many PET centers in the U.S. routinely perform 20 to 50 PET scans per day. Based on the foregoing, we believe our first product may be able to be commercialized within five years.

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

We believe that our market opportunity is a direct function of the number of molecular imaging studies anticipated to be performed per year using PET imaging technologies, and is reflected in the more than 12 million scans in the U.S. alone in patients with suspected acute or chronic forms of CAD.  We expect the market for 18-F TPP, if approved, will be driven by its use (i) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and (ii) in combination with a metabolic imaging agent in patients with acute CAD that are undergoing CVA. We expect that the market for 18-F FCPHA, if approved, will derive from the approximately 2.25 million patients in the U.S. annually with chronic forms of CAD that undergo pharmacologic stress-testing due to an inability to perform exercise stress-testing.  Because we believe there is no product currently on the market that may allow for at-rest assessment of this population, we believe 18-F FCPHA may be readily adopted by the cardiology community for the assessment of this patient pool. Within the CVA segment of the CAD market, we believe 18-F FCPHA possesses many significant advantages and may represent an ideal agent for the detection of discordances, and the identification of jeopardized but viable myocardium in the 350,000 patients with presumptive hibernating or stunned myocardium.

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

The U.S. regulatory scheme for the development and commercialization of new pharmaceutical products can be divided into three distinct stages as described below.

Preclinical Stage

The preclinical stage involves the characterization, product formulation and animal testing necessary to prepare an Investigational New Drug application, or IND, for submission to the FDA. The IND must be reviewed and authorized by the FDA before the drug can be tested in humans. Once a new pharmaceutical agent has been identified and selected for further development, preclinical testing is conducted to confirm pharmacological activity, to generate safety data, to evaluate prototype dosage forms for appropriate release and activity characteristics, and to confirm the integrity and quality of the material to be used in clinical trials. A bulk supply of the active ingredient to support the necessary dosing in initial clinical trials must be secured. Data from the preclinical investigations and detailed information on proposed clinical investigations are compiled in an IND submission and submitted for FDA approval before human clinical trials may begin. If the FDA does not formally communicate an objection to the IND within 30 days, the specific clinical trials outlined in the IND may go forward.

Clinical Stage

The clinical stages of drug development follows a successful IND submission and involve the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, requesting approval to market the drug for a given use, or indication. Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice, and according to IND-approved protocols detailing, among other things, the study objectives and the parameters, or endpoints, to be used in assessing safety and efficacy. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, or IRB, and each trial, with limited exceptions, must include all subjects’ informed consent. The clinical evaluation stage typically involves the following sequential process:

Phase I clinical trials are generally conducted in a limited number of healthy subjects to determine the drug’s safety, tolerability, and biological performance. The total number of subjects in Phase I clinical trials varies, but is generally in the range of 20 to 80 people (or less in some cases, such as drugs with significant human experience).

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

Throughout the clinical testing stage, samples of the product made in different batches are tested for stability to establish shelf life constraints. In addition, increasingly large-scale production protocols and written standard operating procedures must be developed for each aspect of commercial manufacture and testing.

The clinical trial stage is both costly and time-consuming, and may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical testing as a condition to product approval. Additionally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. Furthermore, institutional review boards, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues.

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

Consulting and Advisory Agreements

We enter into various consulting and advisory agreements from time to time in the ordinary course of business relating to investor and public relations services.  On March 24, 2014, we entered into a consulting agreement effective as of March 6, 2014 (the "Effective Date") with the Del Mar Consulting Group, Inc. (“Del Mar”) for investor and public relations services.  The consulting agreement has an initial term of four months with successive one month renewal periods until terminated by either party upon not less than 10 days prior notice.  On April 3, 2014, we paid to Del Mar an upfront fee of $125,000 in restricted shares based on the market price of our common stock preceding the Effective Date, which was $0.53 per share. As a result, we issued 235,849 shares of our common stock. We also pay a monthly cash retainer of $10,000 during the term of the consulting agreement. In addition, we have accrued a renewal fee of $125,000 which was payable to Del Mar as of August 6, 2014.

Employees

As of December 31, 2014, we had five full-time employees.

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

Risks Related to Our Finances, Capital Requirements and Other Financial Matters

We are an early-stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a company in the early stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have incurred net losses every year since our inception in 2003 and have generated no revenue from product sales or licenses to date. Our operations have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of our product candidates. As of December 31, 2014, we had an accumulated deficit of approximately $28.8 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs.

Our operations have consumed substantial amounts of cash since inception. At December 31, 2014, we had cash, cash equivalents and investments in trading securities of approximately $292,075. We will need to seek substantial additional financing to continue our activities beyond such date. We have no bank lines of credit or other arrangements or commitments for such financing and we may not be successful in our efforts to raise needed capital on acceptable terms, if at all. If we are unable to obtain sufficient funding, through a corporate collaboration, debt or equity financing or otherwise, we will be required to curtail or discontinue one or more of our product development programs.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2014 with respect to our ability to continue as a going concern, the existence of which may adversely affect our stock price and our ability to raise capital.

In their report dated March 31, 2015, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2014 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

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

●
the manufacturing processes or facilities of third party manufacturers with which we or our collaborators contract for clinical and commercial supplies may not be acceptable or may not be able to supply product in sufficient quantity.

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

U.S. manufacturing, labeling, storage and distribution activities also are subject to strict regulating and licensing by the FDA and other authorities. Our failure, or the failure of any manufacturing facilities that supply our product candidates, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA or these other authorities, including the interruption or prevention of marketing, closure of such facilities, and fines or penalties.

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

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;

●	identifying, recruiting and training suitable clinical investigators and contracting;

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

Any delays in the commencement of our clinical trials may delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves and intend to continue to rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our clinical trials in accordance with our clinical protocols. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated and may result in additional costs . In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us and/or jointly with a partner, or the establishment of a contract sales force to market any products we may develop, will be expensive and time-consuming and could delay any product launch. If we, or our partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third-parties on acceptable terms, if at all.

We license patent rights from third party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We are party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained certain rights from Massachusetts General Hospital, for our composition of matter patents and some method of use patents. We may enter into additional licenses to third party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue with respect to these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. Our proprietary rights may not adequately protect our intellectual property and product candidates and if we cannot obtain adequate protection of our intellectual property and product candidates, we may not be able to successfully market our product candidates.

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

If any product candidates that we may successfully develop do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue,.

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, 18-F TPP’s primary competition in the non-acute setting will be perfusion imaging agents such as sestamibi produced by Lanthaeus Medical, tetrophosmin produced by GE Healthcare, and generic thallium, the majority U.S. suppliers being Mallinckrodt and Lantheus Medical. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of 18-F TPP or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several pharmaceutical companies including Lanthaeus, Bracco, GE Healthcare and Mallinckrodt, and our competitors may:

●	develop and market products that are less expensive or more effective than our future products;

●	commercialize competing products before we or our partners can launch any products developed from our product candidates;

●	operate larger research and development programs or have substantially greater financial resources than we do;

●	initiate or withstand substantial price competition more successfully than we can;

●	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;

●	more effectively negotiate third party licenses and strategic relationships;

●	secure reimbursement faster; and

●	take advantage of acquisition or other opportunities more readily than we can.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

Our offices are located in Montclair, New Jersey pursuant to a lease expiring on April 30, 2018 that provides for a monthly rent of $6,350.

Item 3. Legal Proceedings.

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and we are reviewing our options to dismiss Plaintiff's claims without the necessity of a trial.

We are not aware of any other material, active, pending or threatened proceeding, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

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

2014	High	Low
First Quarter	$0.74	$0.51
Second Quarter	$0.90	$0.67
Third Quarter	$0.68	$0.56
Fourth Quarter	$0.62	$0.40

2013
First Quarter	$0.91	$0.77
Second Quarter	$0.84	$0.55
Third Quarter	$0.70	$0.52
Fourth Quarter	$0.67	$0.51

As of March 10, 2015, we had approximately 175 stockholders of record.  Our transfer agent is VStock Transfer, LLC, Cedarhurst, New York.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

Equity Compensation Plan Information

The following table reflects, as of December 31, 2014, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,644,428	$0.68	1,831,322
Equity compensation plans not approved by shareholders	--	--	--
Total	4,644,428	$0.68	1,831,322

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

Presentation and disclosure requirements under ASC 915 are no longer required for the first annual period beginning after December 15, 2014, including interim periods therein.  Earlier adoption of the new guidance for ASC 915 is permitted for any annual or interim period for which financial statements have not yet been issued for public business entities.  Accordingly, the Company has elected to adopt these changes effective as of June 30, 2014.

Additionally, in August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, requiring management to assess the reporting entity’s ability to continue as a going concern. The Company is required to comply with this new guidance for their first annual period ending after December 15, 2016, but early adoption is permitted.

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

At December 31, 2014, we had a derivative warrant liability relating to certain warrants issued in 2013 and 2014 that contain anti-dilution provisions.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings.  Investments as of December 31, 2014 are comprised of a single investment in a publicly traded stock and is considered “trading securities”. Gains and losses on the sale of these securities are recorded on the trade date and are determined using the specific identification method.

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

Management has determined that no impairments had occurred as of December 31, 2014.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at December 31, 2014, we had an accumulated deficit of approximately $28.8 million primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Years Ended December 31, 2014 and 2013

G&A expenses were $3,415,340 and $3,049,591 for the years ended December 31, 2014 and 2013, respectively. The 12.0% increase was due primarily to an increase in legal costs related to litigation and financing, investor relations activities, personnel costs, as well as a general increase in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $1,753,500 and $1,312,507 for the years ended December 31, 2014 and 2013, respectively. The 33.6% increase was due primarily to an increase in expenses related to the initiation of the BFPET trial and increased expenses related to the scientific advisory board. In addition, during the year ended December 31, 2014, we incurred approximately $120,000 in R&D grant expenses related to our clinical trials.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other income (expense), net was $1,038,318 and $(1,245,230) for the years ended December 31, 2014 and 2013, respectively.  For the year ended December 31, 2014, other income consisted primarily of realized and unrealized losses on trading securities of approximately $74,000, gain on revaluation and modification of our derivative warrant liability of approximately $1,230,000 and interest expense of $104,000 which primarily related to the issuance of notes payable. In addition, for the year ended December 31, 2014, we recorded a gain on settlements of accounts payable of approximately $11,130. For the year ended December 31, 2013, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $1,055,000, loss on revaluation and modification of our warrant liability of approximately $216,000 and interest expense of $51,000, which primarily related to the exchange of the notes payable for Series B Preferred Stock.  In addition, during the year ended December 31, 2013, we recognized other income of approximately $70,000 from the sale of an insurance company of which we were a policyholder.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $28.8 million as of December 31, 2014.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

During the year ended December 31, 2014, we raised $203,055 in cash, net of offering costs, through the private placement of common stock and warrants.  In addition, during the year ended December 31, 2014, we received gross proceeds of $568,852 from the sale of freely tradable securities received as consideration in the private placement of our Series B Preferred Stock. During the year ended December 31, 2014, we received cash proceeds of $90,375 when various warrant holders exercised rights to purchase 180,750 shares of our common stock, with an average exercise price of $0.50 per share. During the year ended December 31, 2014, we issued promissory notes to certain accredited investors and received gross proceeds of $2,078,000. In addition, during the year ended December 31, 2014, we also received 36,300 shares of freely tradable equity securities with a fair value of $47,916 pursuant to the issuance and sale in a private placement of promissory notes.

At December 31, 2014, we had cash, cash equivalents and trading securities of approximately $292,075.  We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

Cash Flows for the Year Ended December 31, 2014 and 2013

Net cash used in operating activities for the year ended December 31, 2014 was $3,321,419, which primarily reflected our net loss of $4,130,522 including a non-cash gain on revaluation of the derivative liability of $1,227,998, offset by other non-cash expenses of $775,017 and changes in the components of working capital of $1,262,084.  Net cash used in operating activities for the year ended December 31, 2013 was $3,331,797 which primarily reflected our net loss of $5,607,328 offset by non-cash expenses of $2,122,802, and changes in the components of working capital of $152,729.

Net cash provided by investing activities was $212,288 for the year ended December 31, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to our new license agreement and the purchase of office equipment.  For the year ended December 31, 2013, net cash used by investing activities was $1,800,694, which primarily reflected the proceeds from the sale of trading securities offset by the purchase of office equipment.

For the year ended December 31, 2014, net cash provided by financing activities was $2,218,101, which reflects net proceeds related to the issuance of notes payable, net cash received from the sale of our common stock and proceeds from cash exercise of common stock purchase warrants. For the year ended December 31, 2013, net cash provided by financing activities was $1,370,190, which reflects net cash received from the sale of Series B Preferred Stock, the issuance of promissory notes in the aggregate principal amount of $330,000 and the sale of common stock.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15) and Rule 15d-15(e) of the Exchange Act).  Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission¹s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Johan M. (Thijs) Spoor	42	Chief Executive Officer, President, Chairman and Director
Tamara Rhein	42	Chief Financial Officer
Walter Witoshkin	69	Director
Peter S. Conti, M.D., Ph.D.	58	Director
Lawrence Atinsky	45	Director
Joseph A. Pierro, M.D.	57	Director
Andrew H. Sassine	50	Director*

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

Compensation Discussion and Analysis

Overview

During 2013 and 2014, Mr. Spoor continued as our chief executive officer, with compensation packages structured to reflect our current level of operations and resources. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2014. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2014, our compensation philosophy has continued to evolve to accommodate our changing circumstances, operational needs and limited financial resources during this period.

Base Salaries

For the year ended December 31, 2014, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Effective October 1, 2013, Mr. Spoor’s annual salary was increased to $305,000.  On August 16, 2012, we appointed Ms. Rhein as chief financial officer.  For the year ended December 31, 2012, Ms. Rhein received an annual salary of $100,000, which increased to $130,000 effective as of January 1, 2014. See “Employment Agreements” below

As we continue to evaluate our future human resource requirements, our compensation committee will continue to review appropriate base salaries for our executive officers. In making its determination, the compensation committee will consider the time commitment necessary and the roles our executives will play in implementing our plans.

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

In December 2010, Mr. Spoor was granted 600,000 common stock options with an exercise price of $0.50.  150,000 of these options vested immediately and the remaining options will vest based on milestones related to the completion of our clinical trials. During 2011, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.50.  These options vest equally over a four-year period.  During 2012, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.84.  These options vest equally over a three-year period.  During 2012, Ms. Rhein was granted 80,000 common stock options with an exercise price of $0.83 which vest based on milestones related to the completion of our clinical trials.  During 2013, Ms. Rhein was granted 100,000 common stock options with an exercise price of $0.83.  These options vest equally over a three-year period. During 2014, Ms. Rhein was granted 50,000 common stock options with an exercise price of $0.51. These options vest based on milestones related to the completion of our clinical trials.

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

Summary Compensation Table

	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation ($)	Total ($)
Johan M. (Thijs) Spoor	2014	305,000	(1)	-					305,000
	2013	293,750		50,000					343,750
	2012	232,500		30,000	50,000	324,535			637,035

Tamara Rhein	2014	130,000		-		15,169			145,169
	2013	100,000		10,000	10,000	45,610	-	-	165,610
	2012	85,000		10,000	10,000	41,260	-	-	146,260

 (1) Of this amount, $63,542 of Mr. Spoor’s salary has been accrued for at December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2014.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Johan M. (Thijs) Spoor	450,000	150,000		$0.50	12/03/2020	-	-	-	-
	450,000	150,000		$0.50	5/01/2021
	400,000	200,000		$0.84	9/19/2022

Tamara Rhein	10,500			$1.05	12/05/2021
	40,000	40,000		$0.83	6/25/2022
	33,334	66,666		$0.83	01/02/2023
	25,000	25,000		$0.51	02/13/2024

Employment Agreements with Executive Officers

Johan M. (Thijs) Spoor:

On July 30, 2012, we entered into a three-year employment agreement with Johan M. (Thijs) Spoor to continue to serve as our chief executive officer.  Under the agreement, Mr. Spoor will receive a base salary at an annual rate of $305,000, and is entitled to an annual bonus if we meet or exceed criteria adopted by the Board. Mr. Spoor is eligible for grants of awards under our 2011 Incentive Plan based upon completion of performance milestones as the Board may determine from time to time with an aggregate target amount of 350,000 shares of common stock.

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

 Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Walter Witoshkin	$30,000	(1)		$-	-	-	$118,000	(2)	$148,000
Peter S. Conti	$30,000	(3)	-	$-	-	-	$1,500		$31,500
Lawrence Atinsky	$30,000	(4)	-	$-	-	-	$-		$30,000
Joseph Pierro	$30,000	(5)	-	$-	-	-	$-		$30,000
Andrew Sassine	$22,500	(6)	-	$-	-	-	$-		$22,500

  (1) $15,000 accrued.
  (2) $28,000 accrued.
  (3) $15,000 accrued.
  (4) $15,000 accrued; 15,000 converted into bridge notes.
  (5) $15,000 accrued.
  (6) $15,000 accrued; $7,500 converted into bridge notes.

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

The Plan initially reserved 6,475,750 shares of common stock for issuance, of which a maximum of 161,250 could be issued as restricted stock. The 2011 Plan provides that on January 1 of each year, commencing on January 1, 2013, the aggregate number of shares available for issuance under the Plan shall be automatically increased so that the number of shares then available for issuance under the Plan will equal the greater of (i) the aggregate number of shares subject to the Plan as of the preceding December 31 and (ii) seven percent (7%) of our total outstanding shares. There are currently 1,831,322 shares reserved for issuance under the Plan. As of December 31, 2014, there were outstanding under the Plan options to purchase 4,644,428 shares and 161,250 shares of restricted stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 10, 2015 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 10, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned (2)
Johan (Thijs) Spoor (3)	1,739,643	5.9%
Tamara Rhein (4)	175,573	0.6%
Walter Witoshkin (5)	243,345	0.8%
Peter S. Conti (6)	534,083	1.8%
Lawrence Atinsky (7)	205,444	0.7%
Joseph A. Pierro (8)	100,000	0.3%
Andrew H. Sassine (9)	1,225,000	4.1%
Platinum Long Term Growth VII LLC (10)	1,815,193	6.2%
All executive officers and directors as a group (7 persons)	4,223,268	14.4%

(1)
Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042

(2)	Based upon 29,197,497 shares of our common stock issued and outstanding.
(3)
Includes 200,398 shares of common stock, 30,000 shares of common stock issuable upon conversion of Series B Preferred, 59,245 shares of common stock underlying warrants, 1,050,000 shares of common stock issuable upon exercise of options at $0.50 per share and 400,000 shares of common stock issuable upon exercise of options at $0.84 per share.  Does not include 150,000 shares of common stock issuable upon exercise of options at $0.50 per share and 200,000 shares of common stock issuable upon exercise of options at $0.84 per share which are held by Mr. Spoor but not currently exercisable nor exercisable within 60 days of March 10, 2015.

(4)
Includes 10,000 shares of common stock, 12,875 shares of common stock issuable upon conversion of Series B Preferred, 10,711 shares of common stock underlying warrants, 10,500 shares of common stock issuable upon exercise of options at $1.05 per share, 106,667 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51.  Does not include 73,333 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51 per share which are held by Ms. Rhein but not currently exercisable nor exercisable within 60 days of March 10, 2015.

(5)
Does not include 161,250 restricted shares that vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the 2011 Equity Incentive Plan; (ii) the successful completion of a Phase II clinical trial for any of the Company’s products; or (ii) the determination by the Board to provide for immediate vesting. Does include 75,000 shares of common stock issuable upon exercise of options at $0.95 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, and 25,000 shares of common stock issuable upon exercise of options at $$0.53 per share.

(6)
Includes 35,738 shares of common stock, 45,000 shares of common stock issuable upon exercise of options at $0.95 per share, 285,000 shares of common stock issuable upon exercise of options at $0.16 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, and 25,000 shares of common stock issuable upon exercise of options at $0.53 per share.

(7)
Includes 30,000 shares of common stock issuable upon conversion of Series B Preferred, 24,956 shares of common stock underlying warrants, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.53 per share.

(8)	Includes 75,000 shares of common stock issuable upon exercise of options a $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.53 per share.
(9)	Includes 600,000 shares of common stock, 600,000 shares of common stock underlying warrants and 25,000 shares of common stock issuable upon conversion of options at $0.53 per share.

(10)
Includes 1,815,193 shares of common stock. The number of shares beneficially owned by Platinum Long Term Growth VII LLC does not include 4,523,076 shares of common stock underlying 4,523,076 shares of Series B Preferred and 6,020,214 shares of common stock underlying warrants, exercisable at $0.53 per share, beneficially owned by Platinum-Montaur Life Sciences, LLC. The terms of such Series B Preferred and warrants provide that the holder may not convert or exercise such securities to the extent such conversion or exercise could result in the holder beneficially owning more than 4.99% of our outstanding common stock, unless waived by the holder on at least 61 days notice and subject to the terms of such securities. Assuming such blocker provisions were waived and the full conversion and exercise of the Series B Preferred and warrants held by Platinum-Montaur Life Sciences, LLC, such holder would beneficially own, together with Platinum Long Term Growth Fund VII LLC, approximately 47% of our issued and outstanding common stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner. The address of Platinum Long Term Growth VII LLC is 152 West 57th Street, 4th Floor, New York, NY 10019.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013
Audit fees	$72,500	$67,500
Audit-related fees	21,500	8,500
Tax fees	-	-
All other fees	-	-

Total fees	$94,000	$76,000

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

4.1	Form of 2012 Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012).
4.2	Form of 2011 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
4.3	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).
4.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).
4.5	Form of Promissory Note dated July 22, 2014 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
10.1+
License Agreement (Number A220395) dated as of June 1, 2014 between the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014).

10.2+
License Agreement (Number A220396) dated as of June 1, 2014 between the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2014).

10.3	Securities Purchase Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.4	Registration Rights Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.5	Form of 2011 Subscription Agreement - Lead Investor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.6	Form of 2011 Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.7
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

10.9
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

10.11	FluoroPharma Medical, Inc. 2011 Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.12
Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of September 8, 2011 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.13*	Second Amendment to Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of February 2015.
10.14
Employment Agreement dated July 30, 2012 between the Company and Johan (Thijs) Spoor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012).

10.15
Employment Agreement dated August 22, 2012 between the Company and Tamara Rhein (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

10.16
Consulting Agreement dated March 24, 2014 between the Company and Del Mar Consulting Group, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2014).

10.17	Form of Note Purchase Agreement dated July 22, 2014 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
14.1	Code of Ethics adopted by the Board of Directors (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012).
21	List of Subsidiaries (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
23.1*	Consent of Wolf & Company, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
_______________
* Filed herewith.
+ Confidential treatment has been granted with respect to portions of these exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 31, 2015	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Johan M. (Thijs) Spoor	March 31, 2015
Johan M. (Thijs) Spoor
President, Chief Executive Officer, Chairman & Director (Principal Executive Officer)

/s/ Tamara Rhein	March 31, 2015
Tamara Rhein
Chief Financial Officer (Principal Accounting Officer)

/s/ Peter S. Conti	March 31, 2015
Peter S. Conti, M.D., Ph.D.
Director

March 31, 2015
Lawrence Atinsky
Director

/s/ Walter Witoshkin	March 31, 2015
Walter Witoshkin
Director

/s/ Joseph Pierro	March 31, 2015
Joseph Pierro, M.D.
Director

/s/ Andrew H. Sassine	March 31, 2015
Andrew Sassine
Director

FluoroPharma Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FluoroPharma Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit and, at December 31, 2014, the Company did not have sufficient capital to fund its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 31, 2015

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013

Current Assets:
Cash and cash equivalents	$252,145	$1,143,175
Investment in trading securities	39,930	634,826
Prepaid expenses & other	158,849	52,959
Total Current Assets	450,924	1,830,960

Property and equipment, net	11,727	35,429
Intangible assets, net	357,540	49,339

Total Assets	$820,191	$1,915,728

LIABILITIES AND STOCKHOLDERS’ DEFICIT `

Current Liabilities:
Convertible notes payable - short term (see Note 8)	$2,123,416	$-
Accounts payable	1,064,480	183,298
Derivative warrant liability	1,354,319	2,549,196
Accrued expenses and other	1,074,611	239,673
Total Current Liabilities	5,616,826	2,972,167

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 949,477 and 2,350,196 shares issued and outstanding at December 31, 2014 and 2013, respectively (preference in liquidation of $788,066 at December 31, 2014)	951	2,352
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 and 5,725,821 shares issued and outstanding at December 31, 2014 and 2013, respectively (preference in liquidation of $5,132,152 at December 31, 2014)	5,695	5,726
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 29,197,497 and 25,675,013 shares issued and outstanding at December 31, 2014 and 2013, respectively	29,199	25,676
Additional paid-in capital	24,034,203	23,084,429
Accumulated deficit	(28,866,683)	(24,174,622)
Total Stockholders’ Deficit	(4,796,635)	(1,056,439)
Total Liabilities and Stockholders’ Deficit	$820,191	$1,915,728

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Operating Expenses:
General and administrative	$3,415,340	$3,049,591
Research and development	1,753,500	1,312,507
Total Operating Expenses	5,168,840	4,362,098

Loss from Operations	(5,168,840)	(4,362,098)

Other Income (Expense):
Interest income	18	211
Other income	6,864	70,525
Loss on disposition of intangible/fixed assets	(29,596)	-
Gain on settlement of accounts payable	11,126	6,594
Loss on sale of trading securities	(302,116)	(818,365)
Change in unrealized gain (loss) on trading securities	228,156	(236,143)
Gain (loss) on revaluation and modification of derivative warrant liability	1,227,998	(216,701)
Interest and other expense	(104,132)	(51,351)
Total Other Income (Expense), net	1,038,318	(1,245,230)

Loss Before Provision for Income Taxes	(4,130,522)	(5,607,328)

Provision for Income Taxes	-	-

Net Loss	$(4,130,522)	$(5,607,328)

Preferred Stock Dividends	(561,539)	(1,676,754)

Net Loss Attributable to Common Stockholders	$(4,692,061)	$(7,284,082)

Net Loss per Common Share - Basic and Diluted	$(0.16)	$(0.30)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	28,641,197	24,373,970

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
BALANCE, December 31, 2012	2,126,574	$2,127	-	$-	24,330,013	$24,331	$18,242,109	$(16,890,540)	$1,378,027

Share Based Compensation	-	-	-	-	-	-	632,413	-	632,413
Preferred Stock Dividend - Series A	223,622	225					185,381	(185,606)	-
Fair value of common stock issued for consulting services					60,000	60	45,490	-	45,550
Common Stock issued for cash, net of offering costs of $68,276					1,285,000	1,285	572,939		574,224
Preferred Stock issued for cash, investments held for sale and conversion of bridge notes, net of offering costs of $81,534 and warrant liability			5,725,821	5,726	-		2,121,932		2,127,658
Deemed dividend related to beneficial conversion feature on Series B issuance							1,368,272	(1,368,272)	-
Preferred Stock Dividend Accrued - Series B								(122,876)	(122,876)
Warrant modification and reclassification to derivative liability							(84,107)		(84,107)
Net loss	-	-	-	-	-	-	-	(5,607,328)	(5,607,328)
BALANCE, December 31, 2013	2,350,196	2,352	5,725,821	5,726	25,675,013	25,676	23,084,429	(24,174,622)	(1,056,439)

Share Based Compensation							417,569		417,569
Fair value of common stock issued for consulting services					304,888	305	177,855		178,160
Preferred Stock Dividend - Series A	93,257	93			34,339	34	94,446	(94,573)	-
Common Stock issued for cash, net of offering costs of $31,445					470,000	470	202,585		203,055
Conversion of Series A Preferred to Common Stock	(1,493,976)	(1,494)			2,480,000	2,480	(986)		-
Conversion of Series B Preferred to Common Stock			(31,250)	(31)	50,000	50	(19)		-
Preferred Stock Dividend Accrued - Series B								(466,966)	(466,966)
Warrant modification and reclassification to derivative liability							(33,121)		(33,121)
Common Stock issued in lieu of accumulated dividend on Series B					2,507	3	1,251		1,254
Exercise of Warrants					180,750	181	90,194		90,375
Net loss								(4,130,522)	(4,130,522)
BALANCE, December 31, 2014	949,477	$951	5,694,571	$5,695	29,197,497	$29,199	$24,034,203	$(28,866,683)	$(4,796,635)

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,130,522)	$(5,607,328)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	42,470	24,479
Amortization of issuance costs	44,388	-
Fair value of common stock issued for consulting	178,160	45,550
Share-based compensation related to stock options	417,569	632,413
Loss on fixed/intangible asset dispositions	29,596	128,245
Non-cash interest expense on beneficial conversion	-	27,500
Gain on accounts payable settlement	(11,126)	(6,594)
Net loss on sale of trading securities	302,116	818,365
Change in unrealized gain (loss) on trading securities	(228,156)	236,143
Gain (loss) on revaluation and modification of derivative warrant liability	(1,227,998)	216,701
(Increase) decrease in:
Prepaid expenses & other	(21,949)	24,351
Increase (decrease) in:
Accounts payable	914,808	52,112
Accrued expenses and other	369,225	76,266
Net Cash Used in Operating Activities	(3,321,419)	(3,331,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	568,852	1,806,050
Cash paid for intangible assets	(350,000)	-
Cash paid for purchase of property and equipment	(6,564)	(5,356)
Net Cash Provided by Investing Activities	212,288	1,800,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable - short term	2,078,000	330,000
Issuance costs related to notes payable	(128,329)	-
Repayment of notes payable	(25,000)	(55,000)
Proceeds from the exercise of stock warrants	90,375	-
Proceeds from sale of common stock, net	203,055	574,224
Proceeds from sale of preferred stock, net	-	520,966
Net Cash Provided by Financing Activities	2,218,101	1,370,190

Net Change in Cash and Cash Equivalents	(891,030)	(160,913)
Cash and Cash Equivalents, Beginning of Year	1,143,175	1,304,088
Cash and Cash Equivalents, End of Year	$252,145	$1,143,175
	-
Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$5,297
Tax paid	$1,412	$1,662

Supplemental Non-Cash Disclosure:
Accrued expenses settled in preferred stock	$-	$57,196
Sale of preferred stock for marketable equity securities	$-	$3,495,384
Fair value of warrants issued to Series B holders	$-	$(2,247,778)
Fair value of warrants modified in connection with Series B financing	$(33,121)	$(113,685)
Fair value of warrants issued to Series B placement agents	$(12,738)	$(23,608)
Notes payable – stockholder – settled in common stock	$-	$275,000
Notes payable issued for securities	$(47,916)	$-
Notes payable issued as accounts payable settlement	$(22,500)	$-
Series B Preferred Stock dividend accrued	$(466,966)	$(122,876)
Series B Preferred Stock deemed dividend	$-	$(1,368,272)
Series A Preferred Stock dividend settled in Series A Preferred	$(77,403)	$(185,606)
Conversion of Series A Preferred Stock dividend to common stock	$(17,170)	$-
Conversion of Series A preferred shares to common stock	$(1,494)	$-
Conversion of Series B preferred shares to common stock	$(50)	$-
Conversion of Series B preferred shares and accrued dividends to common stock	$(1,254)	$-

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

FluoroPharma Medical, Inc. (the “Company”) was organized on January 25, 2007 under the laws of the State of Nevada. The Company’s subsidiary, FluoroPharma Inc. (“FPI” or “the Subsidiary”), a Delaware corporation, is a molecular imaging company headquartered in Montclair, NJ. FPI was founded in 2003 to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market. The Company’s initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease (CAD). Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection of disease through the visualization of subtle changes in biochemical and biological processes.

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $28,866,683 as of December 31, 2014.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.   During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the Company’s investments in trading securities are comprised of single investments in a publicly traded stock. As of December 31, 2014, the Company had sold all of the securities received as consideration in the 2013 Series B Offering resulting in a realized loss of $302,116.  In addition, during 2014, the Company received shares of another publicly traded stock in exchange for the issuance of a note payable (see Notes 5 and 8).  As of December 31, 2014, the Company has recorded an unrealized loss of $7,986 due to a decline in value of that stock.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings.  All the Company’s investments are considered “trading securities” at December 31, 2014 and 2013. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2014 and 2013 consisted of computer and office equipment and machinery and equipment, and leasehold improvements with estimated useful lives of three to five years.  Depreciation and amortization was $17,262 and $18,571 in the years ended December 31, 2014 and 2013, respectively.

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

Management has determined that no impairments were required as of December 31, 2014. As of December 31, 2013, management has recorded an impairment on equipment of $128,245, which is included in general and administrative expense in the consolidated statements of operations.  The circumstances leading to impairment included reconsideration of the equipment's utilization in future operations of the Company as well as the current condition of the equipment.  Fair value was estimated using quantitative and qualitative considerations including the expected use and disposition of the equipment.

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

The Company has derivative liabilities at December 31, 2014 relating to certain warrants that contain anti-dilution provisions.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash, trading securities, accounts payable, notes payable and derivative warrant liabilities. The fair value of these instruments is calculated using current market prices, or on a historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$39,930	$--	$--	$39,930
Current Liabilities:
Derivative warrant liability	$-	$--	$1,354,319	$1,354,319

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$634,826	$--	$--	$634,826
Current Liabilities:
Derivative warrant liability	$-	$--	$2,549,196	$2,549,196

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Year Ended	Year Ended
	December 31, 2014	December 30, 2013
Fair value at beginning of the year	$2,549,196	$-
Issuance of derivative warrant liability:
Warrants issued to investors in 2013 Series B Offering	-	2,224,778
Placement agent warrants in 2013 Series B Offering	-	23,608
Modification and reclassification of outstanding warrants	114,923	84,109
	2,664,119	2,332,495
Change in fair value	(1,309,800)	216,701
Fair value at end of the year	$1,354,319	$2,549,196

Of the 2014 modification and reclassification totaling $114,923, $81,802 was recorded as a modification expense and $33,121 was recorded as a reclassification from equity to derivative warrant liability.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at December 31, 2014 and 2013.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2014 or 2013, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2014 and 2013.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2011.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in stock-based compensation expense for the years ended December 31, 2014 and 2013 of $417,569 and $632,413, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2014	2013
Risk-free interest rate	3.40%	2.61%
Expected volatility	60.13%	61.67%
Dividend yield	none	none
Expected term	5.5 years	6 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2014, the Company had outstanding options exercisable for 4,644,428 shares of its common stock, warrants exercisable for 14,854,035 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 1,576,132 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 9,802,817 shares of common stock. At December 31, 2013, the Company had outstanding options exercisable for 4,536,928 shares of its common stock, and warrants exercisable for 14,616,535 shares of common stock, Series A Preferred Stock convertible into 3,901,325 shares of common stock, and Series B Preferred Stock convertible into 6,621,099 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, requiring management to assess the reporting entity’s ability to continue as a going concern. The Company is required to comply with this new guidance for their first annual period ending after December 15, 2016, but early adoption is permitted.

Management does not expect any recently issued, but not yet effective, accounting standards to have a material effect on the accompanying financial statements.

3.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2014 and 2013 consist of:

	December 31, 2014	December 31, 2013
Prepaid expenses and other:

Prepaid insurance	$24,576	$10,679
Deferred closing costs	83,941	-
Other	50,332	42,280
Prepaid expenses and other	$158,849	$52,959

Property and equipment:

Computers and office equipment	$67,217	$60,653
Machinery and equipment	112,421	112,421
Leasehold improvements	-	25,171
Less: accumulated depreciation and amortization	(167,911)	(162,816)
Property and equipment, net	$11,727	$35,429

Accrued expenses and other:
Professional fees	$47,028	$51,646
Accrued dividends Series B Preferred Stock	588,588	122,876
Deferred salary	63,542	-
Accrued interest on Notes Payable	53,749	-
Research and development	170,292	35,988
Other	151,412	29,163
Accrued expenses	$1,074,611	$239,673

4.             INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013
Technology license	$413,398	$92,112
Less: accumulated amortization	(55,858)	(42,773)
Intangibles, net	$357,540	$49,339

Amortization expense relating to intangible assets was $25,208 and $5,908 during the periods ended December 31, 2014 and 2013, respectively.

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements, which replaced the single license agreement dated April 27, 2009. The Company paid to MGH an initial license fee of $175,000 for each license.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy. Based on our assessment, we did not recognize any impairment as of December 31, 2014.

As of June 1, 2014, the Company has relinquished its Alzheimer’s license and accordingly has recorded a loss on disposal of $16,591 in the year ended December 31, 2014.

Future amortization will approximate $39,000 for each of the next five years.

See Note 15 for commitments and contingencies associated with the Company’s technology licenses.

 5.           TRADING SECURITIES

On November 18, 2014, the Company received 36,300 shares of freely tradable equity securities with a fair value of $47,916 pursuant to the issuance and sale in a private placement of promissory notes (see Note 8). The Company’s investment in trading securities is comprised of a single publicly traded stock and as of December 31, 2014, the Company has recorded an unrealized loss related to that stock’s decline in value of $7,986. As at December 31, 2014, the Company has shares with a fair value of $39,930 in trading securities included in its consolidated balance sheet.

On September 18, 2013, the Company received 1,230,769 shares of freely tradable equity securities with a fair value of $3,495,384 (based upon the closing price on the day prior to closing) in connection with the 2013 Series B Offering (see Note 6). During the year ended December 31, 2014, the Company has received cash proceeds of $568,852 from the sale of this investment, and has recorded realized losses of $302,116. As of December 31, 2014, the Company sold all of these securities. As of December 31, 2013, the Company has recorded an unrealized loss related to that stock’s decline in value of $236,143.  In addition, during the year ended December 31, 2013, the Company has received cash proceeds of $1,806,050 and has recorded $818,365 in realized losses upon the sale of these securities.

6.             2013 PRIVATE PLACEMENT – Series B Offering

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

A summary of the accounting for the Series B Preferred Stock is as follows:

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

In connection with the closing of the 2013 Series B Offering, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the Securities and Exchange Commission ("SEC") to register for resale the shares underlying the Series B Preferred Stock and the warrant shares within 60 calendar days of the final closing of the 2013 Series B Offering, and to have the registration statement declared effective within 60 calendar days after the filing date or within 120 calendar days of the filing date in the event of a full review of the registration statement by the SEC. The registration rights agreement does not contain any provisions for liquidated damages. The registration statement was filed by the Company and declared effective on February 12, 2014 by the SEC.

7.             2013 PRIVATE PLACEMENT - Common Stock

On December 31, 2013, the Company closed a private placement offering and raised aggregate gross proceeds of $642,500 upon the sale of 1,285,000 shares of common stock (the “2013 Common Stock Offering”).  For each share of common stock purchased at a price per share of $0.50, the investors received a five-year warrant to purchase a share of common stock at an exercise price of $0.83. In January 2014, pursuant to the terms of the 2013 Common Stock Offering, the Company issued an additional 470,000 shares of common stock at a price per share of $0.50 and five-year warrants to purchase 470,000 shares of common stock at an exercise price of $0.83 per share for an aggregate purchase price of $235,000.

Monarch Capital and Brookline acted as the Company’s placement agents in connection with the 2013 Common Stock Offering. Of the total offering costs, Monarch Capital received a cash fee of $55,400 and five-year warrants to purchase 138,500 shares of common stock at an exercise price of $0.83 per share. Brookline received a cash fee of $14,000 and five-year warrants to purchase 35,000 shares of common stock at an exercise price of $0.83 per share.  The fair value of the placement agent warrants was approximately $51,100 and was recorded as both a debit and credit to additional paid-in capital as a stock issuance cost.

All warrants issued in the 2013 Common Stock Offering meet the requirements for classification as equity instruments.

As a result of the issuance of the shares in the 2013 Common Stock Offering, the conversion price of the Company’s outstanding shares of Series A Preferred Stock and Series B Preferred Stock was adjusted to $0.50 per share; provided, however, Platinum Montaur Life Sciences, LLC (“Platinum”) waived its right to (i) adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock and accordingly, such conversion price remained $0.80 per share solely with respect to Platinum, and (ii) adjust the exercise price of 6,020,214 warrants held by it.   In April 2014, the conversion price of the Series B Preferred Stock and exercise price of the warrants held by Platinum was adjusted to $0.53 (see Notes 9 and 10).

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

8.       CONVERTIBLE NOTES PAYABLE - SHORT TERM

In July, November and December 2014, the Company issued promissory notes (the “Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of approximately $1,998,500, $47,916 of which was received by the Company in marketable securities (see Note 5). The Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the Notes will automatically convert into the Company’s next equity or equity-linked financings (a “Subsequent Financing”) in accordance with the following formula: (outstanding balance of the Notes as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing).  The investors shall be considered to be purchasers in the Subsequent Financing by way of their converted Notes.  In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

In connection with the issuance of the Notes, the Company incurred $128,329 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid and other current assets on the Company’s balance sheet and amortized to interest expense over the term of the Notes. For the year ended December 31, 2014, $44,388 of issuance costs has been amortized to expense.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000. Interest accrues on the note at a rate of 12% per annum, in the event this note is repaid upon maturity on December 31, 2014; otherwise interests accrues at a rate of 16% per annum. As of December 31, 2014, the Company has made principal repayments on this promissory note totaling $25,000.

Interest expense, including amortization of deferred costs, totaled $104,132 and $51,351 for the years ended December 31, 2014 and 2013, respectively.

9.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2014 and 2013, 949,477 and 2,350,196 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the 2013 Series B Offering, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. During the year ended December 31, 2014, 1,493,976 shares of Series A Preferred Stock were converted into 2,480,000 shares of the Company’s common stock. In addition, the Company issued 34,339 shares of the Company’s common stock in satisfaction of $17,170 dividend accrued on the shares of Series A preferred Stock that were converted.  No Series A Preferred Stock was converted during 2013.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of December 31, 2014, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the year ended December 31, 2014, the Company accrued a preferred stock dividend of $94,573 and issued 93,257 shares of Series A Preferred Stock in payment of such dividend. In addition, during the year ended December 31, 2014, the Company issued 34,399 shares of common stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into common stock.  For the year ended December 31, 2013, the Company accrued a preferred stock dividend of $185,606 and issued 223,622 shares of Series A Preferred Stock in payment of such dividends.

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 12,000,000 shares have been designated Series B Preferred Stock. At December 31, 2014 and 2013, 5,694,571 and 5,725,821 shares of Series B Preferred Stock were issued and outstanding, respectively.

The material terms of the Series B Preferred Stock, as specified in the Certificate of Designation for the Series B Preferred Stock, are as follows:

Ranking

The Series B Preferred Stock ranks junior to the Company’s Series A Preferred Stock and senior to the Company’s common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

For the year ended December 31, 2014, the Company accrued a Series B Preferred Stock dividend of $466,966 which is included in accrued expenses in the Company’s consolidated balance sheet. The Company issued 2,507 shares of common stock in payment of such dividend as related to the 31,250 shares of Series B Preferred Stock converted to common stock during the year ended December 31, 2014. For year ended December 31, 2013, the Company accrued a Series B Preferred Stock dividend of $122,876.

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

Voluntary Conversion

Each share of Series B Preferred Stock is convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remains $0.80 per share solely with respect to Platinum until the issuance of common stock to consultants in April 2014 with a fair value of $0.53 per share. During the year ended December 31, 2014, 31,250 shares of Series B Preferred Stock were converted into 50,000 shares of the Company’s common stock.  No Series B Preferred Stock was converted during 2013.

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

Mandatory Conversion

The Series B Preferred Stock is subject to mandatory conversion at such time as the volume weighted average price of the Company’s common stock is at least $1.20 (subject to adjustments for stock splits and similar events) provided, that, on the mandatory conversion date, (A) a registration statement providing for the resale of the shares underlying the Series B Preferred Stock is effective, or such shares may be offered for sale to the public without limitations pursuant to Rule 144, (B) trading in the common stock shall not have been suspended by the SEC or exchange or market on which the common stock is trading), (C) the daily volume of the common stock is at least 50,000 shares per day for the applicable ten (10) consecutive trading days, and (D) the Company is in material compliance with the terms and conditions of the transaction documents. In the event of mandatory conversion, each share of Series B Preferred Stock will convert into the number of shares of common stock equal to the stated value plus accrued and unpaid dividends for the Accrual Period divided by the conversion price.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value, At December 31, 2014 and 2013, the Company had issued and outstanding 29,197,497 and 25,675,013, respectively, shares of its common stock.

During the year ended December 31, 2013, the Company issued 60,000 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $45,550, is included in operating expenses. In addition, on December 31, 2013, the Company issued 1,285,000 shares of common stock, valued at $0.50 per share, in connection with the 2013 Common Stock Offering.

In January 2014, the Company issued 470,000 shares of common stock, at $0.50 per share for net cash proceeds of $203,055, in connection with the 2013 Common Stock Offering (see Note 7).

In April 2014, the Company issued 304,888 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $178,160, is included in operating expenses. As a result of issuing these shares, the conversion price of the remaining Series B Preferred Stock, not previously adjusted to $0.50, (including Platinum) was reduced from $0.80 to $0.53.

10.            STOCK PURCHASE WARRANTS

Common Stock Warrants

During the year ended December 31, 2014, the Company issued 470,000 common stock warrants to investors and 45,000 common stock warrants to the placement agents in connection with the additional closings related to the 2013 Common Stock Offering (see Note 7).

In addition, during the year ended December 31, 2014, the Company exchanged 546,470 common stock warrants for an equal number of warrants with the same terms as the warrants issued in the 2013 Series B Offering. As a result of this exchange and because such new warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $115,000, the fair value of the warrants on the date of the modification. In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $82,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

During the year ended December 31, 2014, various warrant holders exercised their rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share, pursuant to a cash exercise whereby the Company received cash proceeds of $90,375.

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

As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the exercise price of the warrants issued in connection with the 2013 Series B Offering was reduced from $0.83 to $0.50, provided, however, Platinum waived its right to adjust the exercise price of the 6,020,214 warrants held by it and accordingly, such exercise price remains $0.83 per share, as of December 31, 2013, solely with respect to Platinum. In April 2014, the Company issued common stock for services performed pursuant to a service agreement.  The shares of common stock were issued at the market value of $0.53 per share.  As a result of this issuance, the exercise price of the remaining warrants issued in connection with the Series B Offering, including the warrants issued to Platinum, was reduced to $0.53.

The following is a summary of all common stock warrant activity during the year ended December 31, 2014:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2013	14,616,535	$0.50 - 1.33	$0.90
Warrants Issued/Exchanged	1,061,470	$0.83	$0.83
Warrants Expired/Forfeited	(643,220)	$0.50 - 1.33	$0.87
Warrants Exercised	(180,750)	$0.50	$0.50
Warrants issued and exercisable at December 31, 2014	14,854,035	$0.50 - 1.33	$0.76

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2014:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	3.76	$0.50
$0.53	6,566,684	3.75	$0.53
Total warrants accounted for as derivative liability	8,676,408	3.75	$0.52

$0.83	2,379,046	3.41	$0.83
$0.84	20,000	1.59	$0.84
$0.85	281,912	2.56	$0.85
$0.95	20,000	1.75	$0.95
$1.00	165,417	4.35	$1.00
$1.33	3,311,252	0.51	$1.33
Total warrants accounted for as equity	6,177,627	1.83	$1.10
Total for all warrants outstanding	14,854,035	2.95	$0.76

The Company used the Black-Scholes option price calculation to value the warrants granted in 2014 using the following assumptions: risk-free rate of 1.62%, volatility of 60.13%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the grant date fair value of these warrants were: a risk free interest rate with the range from 1.59% - 3.40%, volatility of 60.13%, actual term and exercise price of the warrants granted. There were no material changes to the primary assumptions, as noted above, used to determine the fair value of the warrants as of December 31, 2014.

The Company used the Black-Scholes option price calculation to value the warrants granted in 2013 using the following assumptions: risk-free rate of 1.75%, volatility of 61.67%, actual term and exercise price of warrants granted.   For warrants granted that were accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the grant date fair value of these warrants were: a risk free interest rate of 1.4%, volatility of 61.67%, actual term and exercise price of the warrants granted. There were no material changes to the primary assumptions, as noted above, used to determine the fair value of the warrants as of December 31, 2013.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of December 31, 2014. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the year ended December 31, 2014:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,536,928	$0.68
Options granted	220,000	$0.51
Options forfeited	(112,500)	$0.50
Options exercised	-	$-
Outstanding at December 31, 2014	4,644,428	$0.68

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2013	2,786,928	$0.69
Exercisable at December 31, 2014	3,781,096	$0.68

The weighted average fair value of options granted during the year ended December 31, 2014 was $0.30.

The weighted average remaining contractual term for exercisable and outstanding options is 5.54 and 5.87 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $159,300 and $159,300, respectively.

As of December 31, 2014, there was approximately $167,110 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 0.67 years at December 31, 2014.

The Company used the Black-Scholes option pricing model to value all option grants (see Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

12.            RETIREMENT PLAN

In 2011, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  All employees are eligible to become participants of the plan upon reaching age 21 on the first day of the month following the hire date.  Each employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations.  The Company reserves the right to make additional contributions to the plan.  The Company has elected to make “safe harbor” contributions equal to 100% of the first 6% of participants’ elective deferrals.  In the years ended December 31, 2014 and 2013, the Company recognized expense related to its contributions of $25,079 and $20,562, respectively.

13.             INCOME TAXES

The Company is subject to taxation in the U.S. and the State of New Jersey. At December 31, 2014 and 2013, the Company had gross deferred tax assets calculated at an expected blended rate of 39.94% of approximately $9,669,000 and $7,662,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $9,669,000 and $7,662,000 has been established at December 31, 2014 and 2013, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Gross deferred tax assets:
Net operating loss carry-forwards	$7,761,239	$5,906,889
Stock based expenses	1,133,147	1,052,509
Tax credit carry-forwards	390,560	281,699
Capital loss carry-forwards & unrealized losses on investments	350,547	421,170
Long lived assets	33,866	-
	9,669,359	7,662,267

Deferred tax asset valuation allowance	(9,669,359)	(7,662,267)
Net deferred tax asset	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31, 2014	December 31, 2013
Income taxes benefit (expense) at statutory rate	34.00%	34.00%
State income tax, net of federal benefit	(5.94)%	(5.94)%
Permanent differences
Meals & entertainment	(0.1)%	(0.05)%
Share-based compensation & Warrant adjustments	6.65%	(4.53%
Change in valuation allowance	(34.61)%	(23.48)%
	0%	0%

At December 31, 2014, the Company has gross net operating loss carry-forwards for federal income tax purposes of approximately $21,200,000 which expire in the years 2023 through 2034. The Company has gross state net operating loss carryforwards of approximately $10,900,000 which expire in the years 2031 through 2034.  The Company also has federal research and development carryforwards of approximately $391,000 which expire twenty years from the date of inception.  The net increase in the valuation allowance in the years ended December 31, 2014 and 2013 was approximately $2,000,000 and $1,800,000, respectively.

The Company is subject to the net operating loss utilization provisions of Section 382 of the Internal Revenue Code. Due to the reverse merger/recapitalization, the Company is restricted in the future use of net operating loss and tax credit carry-forwards generated by the Company before the effective date of the merger.   Other ownership changes may cause the net operating losses to further be limited.  Both of the separate loss years’ net operating losses will be subject to possible limitations concerning changes of control and other limitations under the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2014, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

14.             COMMITMENTS AND CONTINGENCIES

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

Clinical Research Services Agreement

On September 7, 2012, the Company entered into a Clinical Research Services Agreement with SGS Life Science Services (“SGS”), a company with its registered offices in Belgium, for clinical research services relating to the Company’s CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (CAD) patients. The phase II trial will be an open label trial designed to assess the safety and diagnostic performance of CardioPET as compared to stress echocardiography, myocardial perfusion imaging and angiography as a gold standard of background disease.

In addition, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial. On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, the Company presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, the Company announced that the enrollment for a Phase II clinical trial of CardioPET was closed. The estimated remaining cost payable to SGS through the completion of the trial is approximately $680,000.

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has recorded $255,000 as of December 31, 2014 related to start-up costs.  The trial is expected to commence in the first half of 2015. The estimated cost of this program is $1.7 million.

Executive Employment Contracts

The Company maintains employment contracts with key Company executives that provide for the continuation of salary and the grant of certain options to the executives if terminated for reasons other than cause, as defined within the agreements. One contract also provides for a $1 million bonus should the Company execute transactions as specified in the contract, including the sale of substantially all of the Company’s assets or a stock, or merger transaction, any of which resulting in compensation to the Company’s stockholders aggregating in excess of $50 million for such transaction.

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and expires on April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement. The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit. On February 24, 2015, the Company signed a three-year renewal of the lease which will expire on April 30, 2018. Subsequent to April 30, 2016, the Company will have the option to terminate the lease with 6 months prior notice. The future minimum lease payments remaining through April 30, 2018 are as follows:

Year ending December 31:
2015	$76,200
2016	76,200
2017	76,200
2018	25,400
Total	$254,000

Rent expense, net of sublease income, was $74,680 and $31,485 for the years ended December 31, 2014 and 2013, respectively.

Legal Contingencies

On July 16, 2013, Todd Nelson, as plaintiff, served Fluoropharma Medical, Inc. with process in the matter captioned, Todd Nelson v. Fluoropharma Medical, Inc.; and Does 1 through 10, No. 13 CV 01152 JAD CWH, which is pending before the United States District Court for the District of Nevada. In this action, the plaintiff alleged that he suffered damages attributable to the Company’s refusal to honor certain stock options after February 28, 2012. Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and the Company is reviewing its options to dismiss Plaintiff's claims without the necessity of a trial. Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of December 31, 2014.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

15.            SUBSEQUENT EVENTS

On March 25, 2015, the Company issued promissory notes for $200,000 with terms substantially similar to the Notes described in Note 8.