Form 10-Q
period 2015-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2015-05-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2015
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2015, there were 29,427,778 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$85,964	$252,145
Investment in trading securities	-	39,930
Prepaid expenses & other	116,317	158,849
Total Current Assets	202,281	450,924

Property and equipment, net	8,657	11,727
Intangible assets, net	347,792	357,540

Total Assets	$558,730	$820,191
`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term (see Note 4)	$2,313,416	$2,123,416
Accounts payable	1,420,321	1,064,480
Derivative warrant liability	986,312	1,354,319
Accrued expenses and other	1,252,865	1,074,611
Total Current Liabilities	5,972,914	5,616,826

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 874,176 and 949,477 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (preference in liquidation of $743,677 at March 31, 2015)	876	951
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 shares issued and outstanding at March 31, 2015 and December 31, 2014 (preference in liquidation of $5,267,810 at March 31, 2015)	5,695	5,695
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 29,234,928 and 29,197,497 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	29,326	29,199
Additional paid-in capital	24,133,593	24,034,203
Accumulated deficit	(29,583,674)	(28,866,683)
Total Stockholders’ Deficit	(5,414,184)	(4,796,635)

Total Liabilities and Stockholders’ Deficit	$558,730	$820,191

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Operating Expenses:
General and administrative	$678,636	$894,848
Research and development	182,405	324,587
Total Operating Expenses	861,041	1,219,435

Loss from Operations	(861,041)	(1,219,435)

Other Income (Expense):
Interest income	-	1,058
Loss on sale of trading securities	(11,946)	(183,598)
Change in unrealized gain (loss) on trading securities	7,986	141,739
Gain (loss) on revaluation and modification of derivative warrant liability	368,007	(64,920)
Interest and other expense	(77,102)	(1,366)
Total Other Income (Expense), net	286,945	(107,087)

Loss Before Provision for Income Taxes	(574,096)	(1,326,522)

Provision for Income Taxes	-	-

Net Loss	$(574,096)	$(1,326,522)

Preferred Stock Dividends	(142,895)	(145,794)

Net Loss Attributable to Common Stockholders	$(716,991)	$(1,472,316)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.05)

Weighted Average Shares Used in per Share Calculation - Basic and Diluted:	29,224,959	27,282,095

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,096)	$(1,326,522)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	12,818	6,155
Amortization of issuance costs	31,674	-
Share-based compensation related to stock options	98,222	131,845
Net loss on sale of trading securities	11,946	183,598
Change in unrealized gain (loss) on trading securities	(7,986)	(141,739)
(Gain) loss on revaluation and modification of derivative warrant liability	(368,007)	64,920
(Increase) decrease in:
Prepaid expenses & other	12,798	(17,571)
Increase (decrease) in:
Accounts payable	355,841	142,654
Accrued expenses and other	36,579	(82,615)
Net Cash Used by Operating Activities	(390,211)	(1,039,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	35,970	416,554
Cash paid for purchase of property and equipment	-	(5,321)
Net Cash Provided by Investing Activities	35,970	411,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	200,000	-
Notes payabe issuance costs	(1,940)	-
Repayment of notes payable	(10,000)	-
Proceeds from sale of common stock, net	-	203,055
Net Cash Provided by Financing Activities	188,060	203,055

Net Increase (Decrease) in Cash and Cash Equivalents	(166,181)	(424,987)
Cash and Cash Equivalents, Beginning of Period	252,145	1,143,175
Cash and Cash Equivalents, End of Period	$85,964	$718,188
	-
Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$-	$956

Supplemental Non-Cash Disclosure:
Fair value of warrants modified in connection with Series B financing	$-	$(114,923)
Fair value of warrants issued to Series B placement agents	$-	$(12,738)
Series B Preferred Stock dividend	$(123,564)	$(111,638)
Series A Preferred Stock dividend	$(18,111)	$(34,155)
Conversion of Series A Preferred Stock dividend to common stock	$(1,220)	$-
Conversion of Series A preferred shares to common stock	$(75)	$(1,373)
Conversion of Series B preferred shares and accrued dividends to common stock	$-	$(31)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc., a Delaware corporation. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2014, as included in the Company's Form 10-K filed with the SEC on March 31, 2015.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $29,583,674 as of March 31, 2015.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the three months ended March 31, 2015, the Company raised net cash proceeds of $198,060 through the issuance of notes payable. In addition, during the three months ended March 31, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes (see Note 4).  During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at December 31, 2014. During the three months ended March 31, 2015, the Company sold all investments and received cash proceeds of $35,970.  The Company recorded realized losses of $11,946 upon the sale.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 are summarized below:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative warrant liability	$-	$-	$986,312	$986,312

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$39,930	$-	$-	$39,930
Current Liabilities:
Derivative warrant liability	$-	$-	$1,354,319	$1,354,319

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Fair value at beginning of period	$1,354,319	$2,549,196
Issuance of derivative warrant liability	-	-
Modification and reclassification of outstanding warrants	-	114,923
Change in fair value	(368,007)	(16,882)
Fair value at end of period	$986,312	$2,647,237

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

3.           OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of March 31, 2015 and December 31, 2014 consist of:

	March 31, 2015	December 31, 2014
Prepaid expenses and other:

Prepaid insurance	$18,017	$24,576
Deferred closing costs	54,207	83,941
Other	44,093	50,332
Prepaid expenses and other	$116,317	$158,849

Accrued expenses and other:
Professional fees	$22,421	$47,028
Accrued dividends Series A Preferred Stock	18,111	-
Accrued dividends Series B Preferred Stock	712,153	588,588
Deferred salary	76,250	63,542
Accrued interest on Note Payable	98,661	53,749
Research and development	117,919	170,292
Other	207,350	151,412
Accrued expenses and other	$1,252,865	$1,074,611

4.            CONVERTIBLE NOTES PAYABLE – SHORT TERM

In July, November and December 2014, the Company issued promissory notes (the “Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of approximately $1,998,500, $47,916 of which was received by the Company in marketable securities. The Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the Notes will automatically convert into the Company’s next equity or equity-linked financings (a “Subsequent Financing”) in accordance with the following formula: (outstanding balance of the Notes as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing).  The investors shall be considered to be purchasers in the Subsequent Financing by way of their converted Notes.  In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

In March 2015, the Company issued additional Notes for an aggregate principal amount of $200,000.

In connection with the issuance of the Notes, the Company incurred $130,269 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid and other current assets on the Company’s balance sheet and amortized to interest expense over the term of the Notes. For the three months ended March 31, 2015 and 2014, respectively, the Company has amortized $31,674 and $0 of issuance costs to expense.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000. Interest accrues on the note at a rate of 12% per annum in the event this note is repaid upon maturity on December 31, 2014; otherwise interest accrues at a rate of 16% per annum. As of March 31, 2015, the Company has made principal repayments on this promissory note totaling $35,000.

Interest expense, including amortization of deferred issuance costs, totaled $77,102 and $1,366 for the three months ended March 31, 2015 and 2014, respectively.

5.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At March 31, 2015 and December 31, 2014, 874,176 and 949,477 shares of Series A Preferred Stock, respectively, were issued and outstanding.

During the three months ended March 31, 2015, 75,301 shares of Series A Preferred Stock were converted into 125,000 shares of the Company’s common stock.  In addition, the Company issued 2,441 shares of the Company’s common stock in satisfaction of a $1,220 dividend accrued on the shares Series A Preferred Stock that were converted.

For the three months ended March 31, 2015 and 2014, the Company accrued a preferred stock dividend of $18,111 and $34,155, respectively.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At March 31, 2015 and December 31, 2014, 5,694,571 shares of Series B Preferred Stock were issued and outstanding.

For the three months ended March 31, 2015 and 2014, the Company accrued a Series B Preferred Stock dividend of $712,153 and $111,639, respectively. In addition, the Company issued 2,507 shares of common stock in payment of such dividends as related to the Series B Preferred Stock converted to common stock during the three months ended March 31, 2014.

During the three months ended March, 31, 2015 there were no voluntary conversions.

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At March 31, 2015 and December 31, 2014, the Company had issued and outstanding 29,324,938 and 29,197,497 shares of its common stock, respectively.

6.            STOCK PURCHASE WARRANTS

During the three months ended March 31, 2015, there were no stock purchase warrants issued.

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2015:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.50	2,109,724	3.51	$0.50
$0.53	6,566,684	3.50	$0.53
Total warrants accounted for as derivative liability	8,676,408	3.51	$0.52

$0.83	2,379,046	3.17	$0.83
$0.84	20,000	1.34	$0.84
$0.85	281,912	2.32	$0.85
$0.95	20,000	1.51	$0.95
$1.00	165,417	3.88	$1.00
$1.33	3,311,252	0.26	$1.33
Total warrants accounted for as equity	6,177,627	1.57	$1.10
Total for all warrants outstanding	14,854,035	2.70	$0.76

For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate of 1.37%, volatility of 49.42%, and actual term and exercise price of the warrants granted.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of March 31, 2015. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the three months ended March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,644,428	$0.68
Options granted	125,000	$0.53
Options forfeited	-	$-
Options exercised	-	$-
Outstanding at March 31, 2015	4,769,428	$0.67

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2014	3,781,096	$0.68
Exercisable at March 31, 2015	3,977,762	$0.67

The weighted average fair value of options granted during the three months ended March 31, 2015 was $0.15.

At March 31, 2015, the weighted average remaining contractual term for exercisable and outstanding options is 5.68 and 5.74 years, respectively.  At March 31, 2015, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $152,400 and $152,400, respectively.

Employee stock-based compensation expense for the three months ended March 31, 2015 and 2014 is $98,222 and $131,845, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of March 31, 2015 and 2014, respectively: risk-free rate with a range from 1.82% - 1.94% and 3.31% - 3.40%, respectively, volatility of 49.42% and 60.13%, respectively, and expected term of 5 years and 5.5 years, respectively.  There was no dividend yield included in the calculations.

As of March 31, 2015, there was $85,218 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 0.56 years at March 31, 2015.

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

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has recorded $260,000 as of March 31, 2015 related to start-up costs.  The trial is expected to commence in the first half of 2015. The estimated cost of this program is $1.7 million.

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

Year ending December 31:
2015	$57,150
2016	76,200
2017	76,200
2018	25,400
Total	$234,950

Rent expense, net of sublease income, was $19,050 and $8,365 for the three months ended March 31, 2015 and 2014, respectively.

Legal Contingencies

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The parties are currently completing the briefing on the motion and after completion of same, the Company anticipates the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of March 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company is currently in the process of evaluating the impact of the adoption of this ASU on the financial statements.

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

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All our investments are considered “trading securities” at December 31, 2014.

Intangible Assets

Our intangible assets consist of technology licenses and are carried at the legal cost to obtain them. Intangible assets are amortized using the straight-line method over the estimated useful life. Useful lives on technology licenses are 5 to 15 years.

Fair Value of Financial Instruments

We group our assets and liabilities measured at fair value, in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

We recognize transfers between levels at the end of the reporting period as if the transfers occurred on the last day of the reporting period.

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at March 31, 2015, we had an accumulated deficit of approximately $29.6 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three Months Ended March 31, 2015 and 2014

G&A expenses were $678,636 and $894,848 for the three months ended March 31, 2015 and 2014, respectively. The 24.2% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $182,405 and $324,587 for the three months ended March 31, 2015 and 2014, respectively. The 43.8% decrease was due primarily to the delay of initiation of the BFPET trial. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $286,945 and $(107,087) for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $4,000 and a gain on revaluation and modification of the Company’s derivative warrant liability of approximately $368,000 and interest expense of $77,000, which primarily related to the issuance of notes payable. For the three months ended March 31, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $42,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $65,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $29.6 million as of March 31, 2015.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the three months ended March 31, 2015, we issued promissory notes to certain accredited investors and received gross proceeds of $200,000. In addition, during the three months ended March 31, 2015, we received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes.

At March 31, 2015, we had cash, cash equivalents and trading securities of approximately $86,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date.  We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

Cash Flows for the Three Months Ended March 31, 2015 and 2014

Net cash used in operating activities for the three months ended March 31, 2015 was $390,211, which primarily reflected our net loss of $574,096, including a non-cash gain on revaluation of the derivative liability of $368,007, offset by other non-cash expenses of $146,674 and changes in the components of working capital of $405,218. Net cash used in operating activities for the three months ended March 31, 2014 was $1,039,275 which primarily reflected our net loss of $1,326,522 offset by non-cash expenses of $244,779 and an increase in working capital of $42,468.

Net cash provided by investing activities was $35,970 for the three months ended March 31, 2015, which primarily reflected the proceeds from the sale of trading securities. Net cash provided by investing activities was $411,233 for the three months ended March 31, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the purchase of office equipment.

For the three months ended March 31, 2015, net cash provided by financing activities was $188,060 which reflects net proceeds related to the issuance of notes payable. For the three months ended March 31, 2014, net cash provided by financing activities was $203,055, which reflects net cash received from the sale of our common stock.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and  Does 1 through 10,  No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, we filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The parties are currently completing the briefing on the motion and after completion of same, we anticipate the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of March 31, 2015.

We are not aware of any other material, active, pending or threatened proceeding, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on March 31, 2015, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2014 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2014, we had an accumulated deficit of approximately $28.8 million. The Company believes it will have sufficient cash to fund its operations through June 30, 2015.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: May 14, 2015	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)