Form 10-Q
period 2015-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2015-08-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2015
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2015, there were 29,743,580 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$42,042	$252,145
Investment in trading securities	-	39,930
Prepaid expenses & other	132,281	158,849
Total Current Assets	174,323	450,924
Property and equipment, net	6,651	11,727
Intangible assets, net	338,043	357,540
Total Assets	$519,017	$820,191
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term (see Note 4)	$2,713,416	$2,123,416
Accounts payable	1,671,111	1,064,480
Derivative warrant liability	1,628,343	1,354,319
Accrued expenses & other	1,402,851	1,074,611
Total Current Liabilities	7,415,721	5,616,826
Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated
811,148 and 949,477 shares issued and outstanding at June 30, 2015
and December 31, 2014, respectively	813	951
(preference in liquidation of $673,253 at June 30, 2015)
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated
5,694,571 shares issued and outstanding at June 30, 2015
and December 31, 2014	5,695	5,695
(preference in liquidation of $5,392,747 at June 30, 2015)
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 29,527,187 and 29,197,497 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	29,528	29,199
Additional paid-in capital	24,223,596	24,034,203
Accumulated deficit	(31,156,336)	(28,866,683)
Total Stockholders’ Deficit	(6,896,704)	(4,796,635)

Total Liabilities and Stockholders’ Deficit	$519,017	$820,191

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$602,386	$947,387	$1,281,022	$1,842,235
Research and development	102,801	266,907	285,206	591,494
Total Operating Expenses	705,187	1,214,294	1,566,228	2,433,729
Loss from Operations	(705,187)	(1,214,294)	(1,566,228)	(2,433,729)

Other Income (Expense):
Loss on disposition of intangible assets	-	(16,591)	-	(16,591)
Loss on sale of trading securities	-	(118,518)	(11,946)	(302,116)
Unrealized gain on trading securities	-	94,404	7,986	236,143
Loss on revaluation and modification of derivative warrant liability	(642,031)	(642,047)	(274,024)	(706,967)
Interest and other expense, net	(80,822)	(282)	(157,924)	(608)
Total Other Expense, net	(722,853)	(683,034)	(435,908)	(790,139)
Loss Before Provision for Income Taxes	(1,428,040)	(1,897,328)	(2,002,136)	(3,223,868)
Provision for Income Taxes	-	-	-	-

Net Loss	$(1,428,040)	$(1,897,328)	$(2,002,136)	$(3,223,868)

Preferred Stock Dividends	(144,622)	(134,159)	(287,517)	(279,953)

Net Loss Attributable to Common Stockholders	$(1,572,662)	$(2,031,487)	$(2,289,653)	$(3,503,821)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.07)	$(0.08)	$(0.12)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	29,430,742	28,947,241	29,328,418	28,117,277

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(2,002,136)	$(3,223,868)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	24,573	15,313
Amortization of issuance costs	60,486	-
Fair value of common stock issued for consulting	-	178,160
Share-based compensation related to stock options	150,570	236,953
Loss on intangible asset dispositions	-	16,591
Net loss on sale of trading securities	11,946	302,116
Change in unrealized loss on trading securities	(7,986)	(236,143)
Loss on revaluation and modification of derivative warrant liability	274,024	706,967
(Increase) decrease in:
Prepaid expenses & other	20,897	(103,818)
Increase (decrease) in:
Accounts payable	606,631	586,100
Accrued expenses & other	79,737	(26,278)
Net Cash Used by Operating Activities	(781,258)	(1,547,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	35,970	568,852
Cash paid for intangible assets	-	(350,000)
Cash paid for purchase of property and equipment	-	(6,564)
Net Cash Provided by Investing Activities	35,970	212,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	600,000	-
Notes payable issuance costs	(54,815)	-
Repayment of notes payable	(10,000)	-
Proceeds from the exercise of stock warrants	-	90,375
Proceeds from sale of common stock, net	-	203,055
Net Cash Provided by Financing Activities	535,185	293,430

Net Decrease in Cash and Cash Equivalents	(210,103)	(1,042,189)
Cash and Cash Equivalents, Beginning of Period	252,145	1,143,175
Cash and Cash Equivalents, End of Period	$42,042	$100,986

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$-	$1,683

Supplemental Non-Cash Disclosure:
Fair value of warrants modified in connection with Series B financing	$-	$(114,923)
Fair value of warrants issued to Series B placement agents	$-	$(12,738)
Series B Preferred Stock dividends accrued	$(248,503)	$(225,219)
Series A Preferred Stock dividend	$(34,685)	$(38,666)
Conversion of Series A Preferred Stock dividend to Common Stock	$(4,329)	$(16,068)
Conversion of Series A Preferred Stock to Common Stock	$(180)	$(1,434)
Conversion of Series B Preferred Stock dividend to common stock	$-	$(1,254)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2014, as included in the Company's Form 10-K filed with the SEC on March 31, 2015.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $31,156,336 as of June 30, 2015.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the six months ended June 30, 2015, the Company raised net cash proceeds of $545,185 through the issuance of notes payable. In addition, during the six months ended June 30, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes (see Note 4).  During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at December 31, 2014. During the six months ended June 30, 2015, the Company sold all investments and received cash proceeds of $35,970.  The Company recorded realized losses of $11,946 upon the sale.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 are summarized below:

	June 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative warrant liability	$-	$-	$1,628,343	$1,628,343

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$39,930	$-	$-	$39,930
Current Liabilities:
Derivative warrant liability	$-	$-	$1,354,319	$1,354,319

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Fair value at beginning of period	$1,354,319	$2,549,196

Modification and reclassification of outstanding warrants	-	114,923
Change in fair value	274,024	625,165
Fair value at end of period	$1,628,343	$3,289,284

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

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of June 30, 2015 and December 31, 2014 consist of:

	June 30, 2015	December 31, 2014
Prepaid expenses & other:

Prepaid insurance	$20,196	$24,576
Deferred closing costs	78,269	83,941
Other	33,816	50,332
Prepaid expenses & other	$132,281	$158,849
Accrued expenses and other:

Professional fees	$28,695	$47,028
Accrued dividends Series B Preferred Stock	837,090	588,588
Deferred salary	88,958	63,542
Accrued interest on Note Payable	150,403	53,749
Research and development	67,803	170,292
Other	229,902	151,412
Accrued expenses and other	$1,402,851	$1,074,611

4.            CONVERTIBLE NOTES PAYABLE – SHORT TERM

2014 Convertible Notes Payable

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

In connection with the issuance of the 2015 Convertible Notes (as defined and discussed below), the holders of Notes, in the outstanding principal amount of $2,198,416, amended their Notes to (i) extend the maturity date an additional six months, (ii) change the terms of the conversion premium from 1.15 to 1.25 to be consistent with conversion terms of the newly issued convertible notes payable, and (iii) provide that the issuance of promissory notes by the Company in a transaction with a substantially similar structure to the transactions contemplated by the Notes shall not be deemed a Subsequent Financing.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000. Interest accrues on the note at a rate of 12% per annum in the event this note is repaid upon maturity on December 31, 2014; otherwise interest accrues at a rate of 16% per annum. As of June 30, 2015, the Company accrued $17,707 in interest expense. As of June 30, 2015, the outstanding balance of this note of $115,000 is included in convertible notes payable - short term in the condensed balance sheets.

2015 Convertible Notes Payable

On May 28, 2015, the Company accepted subscriptions pursuant to a new Note and Warrant Purchase Agreement, as amended on August 6, 2015, for the issuance and sale in a private placement of up to $3,000,000 of convertible promissory notes (the “Convertible Notes”).  The Convertible Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum.  All principal and accrued interest under the Convertible Notes will, at the sole option of the investor (i) convert into the Company’s next equity or equity-linked financing in which the Company raises gross proceeds of at least $3,600,000 (the “Subsequent Financing”), into such securities, including warrants of the Company as are issued in the Subsequent Financing, the amount of which shall be determined in accordance with the following formula: (the outstanding balance of the notes plus accrued interest as of the closing of the Subsequent Financing) x (1.25) / (the per security price of the securities sold in the Subsequent Financing), or (ii) convert into a new financing in which the Company shall issue to the investor one share of common stock and one-half of one warrant at a purchase price no greater than $0.35 per share. The per security price of the securities sold in the Subsequent Financing shall not exceed $0.35.  In addition, the holders of the Convertible Notes shall have the option, at any time, to convert all principal and accrued interest into common stock at price per share of $0.35.   In the event that the Company shall, at any time, issue or sell additional shares of common stock or common stock equivalents, as defined, at a price per share less than $0.35, then the conversion price of the Convertible Notes shall be reduced to a price equal to the consideration paid for these additional shares of common stock.

Pursuant to the Note and Warrant Purchase Agreement, the Company shall issue warrants at an initial exercise price per share of $0.50 to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock such investor would receive upon full conversion of the Convertible Notes. The warrants will be issued upon conversion.

The initial closings of the Convertible Notes were consummated on May 28, 2015, June 2, 2015 and June 19, 2015, for an aggregate amount of $400,000. In connection with the initial closings of the Convertible Notes, the Company paid to a placement agent a cash fee of $32,000.

The issuance of the Convertible Notes has resulted in an adjustment to the conversion price and exercise price of certain of the Company’s outstanding securities, including its Series A Preferred Stock, Series B Preferred Stock and certain outstanding warrants, to $0.35 per share as a result of the various “full-ratchet” provisions contained in such  securities.

In connection with the issuance of the Notes and the Convertible Notes, the Company incurred $183,144 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid and other current assets on the Company’s balance sheet and amortized to interest expense over the term of such notes. For the six months ended June 30, 2015 and 2014, respectively, the Company has amortized $60,486 and $0 of issuance costs to expense.

Interest expense, including amortization of deferred issuance costs, totaled $157,924 and $0 for the six months ended June 30, 2015 and 2014, respectively.

5.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At June 30, 2015 and December 31, 2014, 811,148 and 949,477 shares of Series A Preferred Stock, respectively, were issued and outstanding.

During the six months ended June 30, 2015, 180,119 shares of Series A Preferred Stock were converted into 320,000 shares of common stock.  In addition, the Company issued 9,691 shares of its common stock in satisfaction of a $4,329 dividend accrued on the shares Series A Preferred Stock that were converted.

For the six months ended June 30, 2015, the Company accrued a preferred stock dividend of $34,685 and issued 41,790 shares of Series A Preferred Stock in satisfaction of such accrued dividends.

During the six months ended June 30, 2014, 1,433,734 shares of Series A Preferred Stock were converted into 2,380,000 shares of common stock.  In addition, the Company issued 32,137 shares of the Company’s common stock in satisfaction of a $16,068 dividend accrued on the shares Series A Preferred Stock that were converted.

For the six months ended June 30, 2014, the Company accrued a preferred stock dividend of $38,666 and issued 46,586 shares of Series A Preferred Stock in satisfaction of such accrued dividends.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At June 30, 2015 and December 31, 2014, 5,694,571 shares of Series B Preferred Stock were issued and outstanding.

For the six months ended June 30, 2015 and 2014, the Company accrued a Series B Preferred Stock dividend of $248,503 and $225,219, respectively. In addition, the Company issued 2,507 shares of common stock in payment of such dividends as related to the Series B Preferred Stock converted to common stock during the six months ended June 30, 2014.

During the six months ended June 30, 2015, there were no voluntary conversions.

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At June 30, 2015 and December 31, 2014, the Company had issued and outstanding 29,527,187 and 29,197,497 shares of its common stock, respectively.

6.            STOCK PURCHASE WARRANTS

During the six months ended June 30, 2015, there were no stock purchase warrants issued.

During the six months ended June 30, 2015, 2,609,307 stock purchase warrants expired with a weighted average exercise price of $1.29.

As a result of the issuance of the Convertible Notes payable pursuant to the Note and Warrant Purchase Agreement entered into with certain accredited investors on May 28, 2015, the exercise price of the warrants issued in connection with the sale of the Company's Series B Preferred Stock was reduced to $0.35 per share.

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2015:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.35	8,676,408	3.26	$0.35
Total warrants accounted for as derivative liability	8,676,408	3.26	$0.35

$0.83	2,175,970	3.20	$0.83
$0.84	20,000	1.09	$0.84
$0.85	281,912	2.07	$0.85
$0.95	20,000	1.26	$0.95
$1.00	165,417	3.63	$1.00
$1.33	905,021	0.30	$1.33
Total warrants accounted for as equity	3,568,320	2.37	$0.96
Total for all warrants outstanding	12,244,728	3.00	$0.53

For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate of 1.63%, volatility of 49.42%, and actual term and exercise price of the warrants granted.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of June 30, 2015. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the six months ended June 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,644,428	$0.68
Options granted	125,000	$0.53
Options forfeited	(15,000)	$0.13
Options exercised	-	$-
Outstanding at June 30, 2015	4,754,428	$0.67

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2014	3,781,096	$0.68
Exercisable at June 30, 2015	4,112,762	$0.67

The weighted average fair value of options granted during the six months ended June 30, 2015 was $0.15.

At June 30, 2015, the weighted average remaining contractual term for exercisable and outstanding options is 5.27 and 5.51 years, respectively.  At June 30, 2015, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $175,500 and $175,500, respectively.

Employee stock-based compensation expense for the six months ended June 30, 2015 and 2014 is $150,570 and $236,953, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of June 30, 2015 and 2014, respectively: risk-free rate with a range from 1.82% - 1.96% and 3.31% - 3.40%, respectively, volatility of 49.42% and 60.13%, respectively, and expected term of 5 years and 5.5 years, respectively.  There was no dividend yield included in the calculations.

As of June 30, 2015, there was $34,212 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 0.49 years at June 30, 2015.

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

In addition, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial. On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, the Company presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, the Company announced that the enrollment for a Phase II clinical trial of CardioPET was closed. The estimated remaining cost payable to SGS through the completion of the trial is approximately $500,000.

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has recorded $280,000 as of June 30, 2015 related to start-up costs.  The trial is expected to commence in the second half of 2015. The estimated cost of this program is $1.7 million.

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

Year ending December 31:
2015	$38,100
2016	76,200
2017	76,200
2018	25,400
Total	$215,900

Rent expense, net of sublease income, was $38,294 and $25,617 for the six months ended June 30, 2015 and 2014, respectively.

Legal Contingencies

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The motion for summary judgment has been fully submitted and the Company anticipates the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of June 30, 2015.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

9.            SUBSEQUENT EVENTS

On July 2, 2015, the Company issued promissory note for $195,000 which matured on August 2, 2015. The note bears interest at the rate of 18% per annum if the note is repaid on or prior to a maturity date, and 24% if the note is not repaid by the maturity date of August 2, 2015. On August 7, 2015, the Company has repaid the outstanding balance plus accrued interest in the amount of $3,542.

On July 16 and August 6, 2015, the Company issued additional Convertible Notes in the principal amounts of $250,000 and $1,000,000, respectively.

The Convertible Notes and related purchase agreement were amended on August 6, 2015 to increase the aggregate principal amount issuable under the purchase agreement from $2,000,000 to $3,000,000.

From June 30, 2015 through August 10, 2015, 90,663 shares of Series A preferred Stock were converted into 215,000 shares of common stock. In addition, the Company issued 1,393 shares of its common stock in satisfaction of a $487 dividend accrued on the shares Series A Preferred Stock that were converted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “intends”, “projects”, “will” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports we file with the SEC.

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

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. We have announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; and currently expect actual enrollment to commence in the second half of 2015.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at June 30, 2015, we had an accumulated deficit of approximately $31.1 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Six Months Ended June 30, 2015 and 2014

G&A expenses were $602,386 and $947,387 for the three months ended June 30, 2015 and 2014, respectively. The 36.4% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. G&A expenses were $1,281,022 and $1,842,235 for the six months ended June 30, 2015 and 2014, respectively. The 30.5% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $102,801 and $266,907 for the three months ended June 30, 2015 and 2014, respectively. The 61.5% decrease was due primarily to the delay of initiation of the BFPET trial. R&D expenses were $285,206 and $591,494 for the six months ended June 30, 2015 and 2014, respectively. The 51.8% decrease was due primarily to the delay of initiation of the BFPET trial. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $(722,853) and $(683,034) for the three months ended June 30, 2015 and 2014, respectively. Other (expense) income, net was $(435,908) and $(790,139) for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $4,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $274,000 and interest and other expense of $158,000, which primarily related to the issuance of notes payable. For the three months ended June 30, 2015, other expenses consisted primarily of loss on revaluation and modification of the Company’s derivative liability of approximately $642,000 and interest and other expense of $81,000, which primarily related to issuance of notes payable. For the six months ended June 30, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $66,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $707,000. For the three months ended June 30, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $24,000 and loss on revaluation and modification of the Company’s derivative liability of approximately $642,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $31.1 million as of June 30, 2015.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the six months ended June 30, 2015, we issued promissory notes to certain accredited investors and received gross proceeds of $600,000. In addition, during the six months ended June 30, 2015, we received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes.

At June 30, 2015, we had cash, cash equivalents and trading securities of approximately $42,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

Cash Flows for the Six Months Ended June 30, 2015 and 2014

Net cash used in operating activities for the six months ended June 30, 2015 was $781,258, which primarily reflected our net loss of $2,002,136, including a non-cash loss on revaluation of the derivative liability of $274,024, offset by other non-cash expenses of $239,588 and changes in the components of working capital of $707,266. Net cash used in operating activities for the six months ended June 30, 2014 was $1,547,907, which primarily reflected our net loss of $3,223,868 offset by non-cash expenses of $1,219,957 and an increase in components of working capital of $456,004.

Net cash provided by investing activities was $35,970 for the six months ended June 30, 2015, which primarily reflected the proceeds from the sale of trading securities. Net cash provided by investing activities was $212,288 for the six months ended June 30, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to the Company’s new license agreements and the purchase of office equipment.

For the six months ended June 30, 2015, net cash provided by financing activities was $535,185, which reflects net proceeds related to the issuance of notes payable. For the six months ended June 30, 2014, net cash provided by financing activities was $293,430, which reflects net cash received from the sale of our common stock and proceeds from the cash exercise of common stock purchase warrants.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, we filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The motion for summary judgment has been fully submitted and we anticipate the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of June 30, 2015.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2014 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2014, we had an accumulated deficit of approximately $28.8 million. The Company believes it will have sufficient cash to fund its operations through December 31, 2015.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: August 14, 2015	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)