Form 10-Q
period 2015-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2015-11-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2015
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2015, there were 32,041,360 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q
FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,301,122	$252,145
Investment in trading securities	-	39,930
Prepaid expenses & other	411,464	158,849
Total Current Assets	1,712,586	450,924

Property & equipment, net	5,712	11,727
Intangible assets, net	328,295	357,540

Total Assets	$2,046,593	$820,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable - short term, net (see Note 4)	$4,330,274	$2,123,416
Accounts payable	1,672,185	1,064,480
Derivative liabilities	1,385,695	1,354,319
Accrued expenses & other	1,569,444	1,074,611
Total Current Liabilities	8,957,598	5,616,826
Commitments & Contingencies

Stockholders’ Deficit:

Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 462,922 and 949,477 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (preference in liquidation of $394,032 at September 30, 2015)	465	951
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,694,571 shares issued and outstanding at September 30, 2015 and December 31, 2014 (preference in liquidation of $5,521,222 at September 30, 2015)	5,695	5,695
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 30,366,011 and 29,197,497 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	30,367	29,199
Additional paid-in capital	24,246,736	24,034,203
Accumulated deficit	(31,194,268)	(28,866,683)
Total Stockholders’ Deficit	(6,911,005)	(4,796,635)

Total Liabilities and Stockholders’ Deficit	$2,046,593	$820,191

 The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$492,974	$824,874	$1,773,996	$2,667,109
Research and development	291,618	641,445	576,824	1,232,939
Total Operating Expenses	784,592	1,466,319	2,350,820	3,900,048

Loss from Operations	(784,592)	(1,466,319)	(2,350,820)	(3,900,048)

Other Income (Expense):
Loss on disposition of intangible/fixed assets	-	(13,005)	-	(29,596)
Loss on sale of trading securities	-	-	(11,946)	(302,116)
Unrealized gain on trading securities	-	-	7,986	236,143
Gain (loss) on revaluation and modification of derivative liabilities	1,130,351	501,966	856,327	(205,001)
Interest and other expense	(240,851)	(39,467)	(398,775)	(40,075)
Total Other Income (Expense), net	889,500	449,494	453,592	(340,645)

Income (Loss) Before Provision for Income Taxes	104,908	(1,016,825)	(1,897,228)	(4,240,693)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$104,908	$(1,016,825)	$(1,897,228)	$(4,240,693)

Preferred Stock Dividends	(142,840)	(135,053)	(430,357)	(415,006)

Net Loss Attributable to Common Stockholders	$(37,932)	$(1,151,878)	$(2,327,585)	$(4,655,699)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.04)	$(0.08)	$(0.16)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	29,847,803	29,109,320	29,502,276	28,452,768

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(1,897,228)	$(4,240,693)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	35,260	29,652
Amortization of issuance costs	220,656	19,112
Fair value of common stock issued for consulting	-	178,160
Share-based compensation related to stock options	169,641	330,854
Loss on intangible and fixed asset dispositions	-	29,596
Net loss on sale of trading securities	11,946	302,116
Change in unrealized loss on trading securities	(7,986)	(236,143)
(Gain) loss on revaluation and modification of derivative liabilities	(856,327)	205,001
(Increase) decrease in:
Prepaid expenses & other	(101,167)	(54,946)
Increase (decrease) in:
Accounts payable	607,705	357,060
Accrued expenses & other	108,050	218,262
Net Cash Used by Operating Activities	(1,709,450)	(2,861,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	35,970	568,852
Cash paid for intangible assets	-	(350,000)
Cash paid for purchase of property and equipment	-	(6,564)
Net Cash Provided by Investing Activities	35,970	212,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	2,980,005	1,372,500
Proceeds from other short – term financing	365,000	-
Notes payable issuance costs	(207,548)	(99,655)
Repayment of notes payable	(415,000)	-
Proceeds from the exercise of stock warrants	-	90,375
Proceeds from sale of common stock, net	-	203,055
Net Cash Provided by Financing Activities	2,722,457	1,566,275

Net Increase (Decrease) in Cash and Cash Equivalents	1,048,977	(1,083,406)
Cash and Cash Equivalents, Beginning of Period	252,145	1,143,175
Cash and Cash Equivalents, End of Period	$1,301,122	$59,769

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$1,912	$1,412

Supplemental Non-Cash Disclosure:
Fair value of warrants modified in connection with Series B financing	$-	$(114,923)
Fair value of warrants issued to Series B placement agents	$-	$(12,738)
Series B Preferred Stock dividends	$(376,977)	$(340,046)
Series A Preferred Stock dividends	$(44,492)	$(57,791)
Conversion of Series A Preferred Stock dividend to Common Stock	$(8,888)	$(17,170)
Conversion of Series A Preferred Stock to Common Stock	$(528)	$(1,494)
Conversion of Series B preferred shares to Common Stock	$-	$(1,254)
Fair value of warrants issued with Convertible Notes	$(358,255)	$-
Fair value of warrants issued to Convertible Notes placement agents	$(39,108)	$-
Fair value of embedded derivative liability in Convertible Notes	$(490,340)	$-

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $31,194,268 as of September 30, 2015.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2015, the Company raised net cash proceeds of $2,722,457 through the issuance of notes payable. In addition, during the nine months ended September 30, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes (see Note 4).  During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. All the Company’s investments are considered “trading securities” at December 31, 2014. During the nine months ended September 30, 2015, the Company sold all investments and received cash proceeds of $35,970.  The Company recorded realized losses of $11,946 upon the sale.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 are summarized below:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$-	$1,385,695	$1,385,695

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized below:

December 31, 2014
Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$39,930	$-	$-	$39,930
Current Liabilities:
Derivative liability	$-	$-	$1,354,319	$1,354,319

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liability:

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Fair value at beginning of period	$1,354,319	$2,549,196

Issuance of warrants	397,363
Embedded conversion feature	490,340
Modification and reclassification of outstanding warrants	-	114,923
Change in fair value	(856,327)	123,199
Fair value at end of period	$1,385,695	$2,787,318

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

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of September 30, 2015 and December 31, 2014 consist of:

	September 30, 2015	December 31, 2014
Prepaid expenses & other:

Prepaid insurance	$19,236	$24,576
Deferred closing costs	196,282	83,941
Annual license fees	166,666	--
Other	29,280	50,332
Prepaid expenses & other	$411,464	$158,849

Accrued expenses & other:
Professional fees	$23,598	$47,028
Accrued dividends Series A and B Preferred Stock	975,371	588,588
Deferred salary	88,958	63,542
Accrued interest on notes payable	224,944	53,749
Research and development	23,228	170,292
Other	233,345	151,412
Accrued expenses & other	$1,569,444	$1,074,611

4.            CONVERTIBLE NOTES PAYABLE – SHORT TERM

2014 Convertible Notes Payable

In July, November and December 2014, the Company issued promissory notes (the “Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of approximately $1,998,500, $47,916 of which was received by the Company in marketable securities. The Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the Notes will automatically convert into the Company’s next equity or equity-linked financing (a “Subsequent Financing”) in accordance with the following formula: (outstanding balance of the Notes as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing).  The investors shall be considered to be purchasers in the Subsequent Financing by way of their converted Notes.  In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

In March 2015, the Company issued additional Notes for an aggregate principal amount of $200,000.

In connection with the issuance of the 2015 Convertible Notes (as defined and discussed below), the holders of the Notes, in the outstanding principal amount of $2,198,416, amended their Notes to (i) extend the maturity date an additional six months, (ii) change the terms of the conversion premium from 1.15 to 1.25 to be consistent with conversion terms of the 2015 Convertible Notes, and (iii) provide that the issuance of promissory notes by the Company in a transaction with a substantially similar structure to the transactions contemplated by the Notes shall not be deemed a Subsequent Financing.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000. Interest accrues on the note at a rate of 12% per annum in the event this note is repaid upon maturity on December 31, 2014; otherwise interest accrues at a rate of 16% per annum. As of September 30, 2015, the Company accrued $20,218 in interest expense. As of September 30, 2015, the outstanding balance of this note of $75,000 is included in convertible notes payable - short term in the condensed consolidated balance sheets (see Note 9).

2015 Convertible Notes Payable

On May 28, 2015, the Company accepted subscriptions pursuant to a new Note and Warrant Purchase Agreement, as amended on August 6, 2015, for the issuance and sale in a private placement of up to $3,000,000 of convertible promissory notes (the “Convertible Notes”).  The Convertible Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum.  All principal and accrued interest under the Convertible Notes will, at the sole option of the investor (i) convert into the Company’s next equity or equity-linked financing in which the Company raises gross proceeds of at least $3,600,000 (the “Subsequent Financing”), into such securities, including warrants of the Company as are issued in the Subsequent Financing, the amount of which shall be determined in accordance with the following formula: (the outstanding balance of the Convertible Notes plus accrued interest as of the closing of the Subsequent Financing) x (1.25) / (the per security price of the securities sold in the Subsequent Financing), or (ii) convert into a new financing in which the Company shall issue to the investor one share of common stock and one-half of one warrant at a purchase price no greater than $0.35 per share. The per security price of the securities sold in the Subsequent Financing shall not exceed $0.35.  In addition, the holders of the Convertible Notes shall have the option, at any time, to convert all principal and accrued interest into common stock at price per share of $0.35.   In the event that the Company shall, at any time, issue or sell additional shares of common stock or common stock equivalents, as defined, at a price per share less than $0.35, then the conversion price of the Convertible Notes shall be reduced to a price equal to the consideration paid for these additional shares of common stock.

Pursuant to the Note and Warrant Purchase Agreement, the Company issued warrants at an initial exercise price per share of $0.50 to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock such investor would receive upon full conversion of the Convertible Notes at a conversion price of $0.35 per share.

From May through September 2015, the Company issued Convertible Notes in the aggregate principal amount of $2,780,005 and warrants to purchase 3,971,436 shares of common stock at $0.50 per share.  In connection with the issuance of the Convertible Notes, the Company paid to placement agents a cash fee of $142,400 and issued 406,859 five-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.   On the issuance date, the fair value of the placement agent warrants was $39,108 which was recorded as a deferred offering cost and as a derivative warrant liability.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC Topic 815-40”), the Company has determined that since the exercise price of the warrants may be reduced if the Company issues shares at a price below the then-current exercise price, the warrants issued in connection with the Convertible Notes must be classified as derivative instruments. In accordance with ASC Topic 815-40, these warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In order to account for the issuance of the Convertible Notes and warrants, the Company allocated the total gross proceeds of $2,780,005 between the Convertible Notes and the warrants.  The warrants were allocated their full fair value as of the respective grant dates totaling $358,255 and the residual net proceeds of $2,421,750 were allocated to the Convertible Notes.  The conversion feature of the Convertible Notes was then analyzed.  The Company determined that the embedded conversion feature did not meet the requirements for equity classification in accordance with ASC Topic 815-40.  Therefore, the conversion feature fair value of $490,340 was bifurcated from the host contract, the Convertible Notes, and recorded as a derivative liability, thereby creating a further discount on the Convertible Notes.  The conversion feature is also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In connection with the issuance of the short-term financing Notes and the Convertible Notes, the Company incurred $335,877 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid expenses and other current assets on the Company’s balance sheet and amortized to interest expense over the term of such Convertible Notes. For the nine months ended September 30, 2015 and 2014, the Company has amortized $95,207 and $19,112, respectively, of issuance costs to expense.  For the nine months ended September 30, 2015 and 2014, the Company recorded non-cash interest expense related to the amortization of the discount on the Convertible Notes of $125,449 and $0, respectively.

Interest expense, including amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $396,863 and $38,680 for the nine months ended September 30, 2015 and 2014, respectively.

The issuance of the Convertible Notes has resulted in an adjustment to the conversion price and exercise price of certain of the Company’s outstanding securities, including its Series A Preferred Stock, Series B Preferred Stock and certain outstanding warrants, to $0.35 per share as a result of the various “full-ratchet” anti-dilution provisions contained in such securities.

In connection with the private placement of the Convertible Notes, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares underlying the Convertible Notes and the warrants within 90 calendar days of the final closing date of the Convertible Notes and to have the registration statement declared effective within 120 calendar days after the filing date.

5.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At September 30, 2015 and December 31, 2014, 462,922 and 949,477 shares of Series A Preferred Stock, respectively, were issued and outstanding.

During the nine months ended September 30, 2015, 528,345 shares of Series A Preferred Stock were converted into 1,145,796 shares of common stock.  In addition, the Company issued 22,718 shares of its common stock in satisfaction of a $8,889 dividend accrued on the shares of Series A Preferred Stock that were converted.

For the nine months ended September 30, 2015, the Company accrued a preferred stock dividend of $44,491. The Company issued 41,790 shares of Series A Preferred Stock in payment of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2015.

During the nine months ended September 30, 2014, 1,493,976 shares of Series A Preferred Stock were converted into 2,480,000 shares of the Company’s common stock.  In addition, the Company issued 34,339 shares of the Company’s common stock in satisfaction of a $17,170 dividend accrued on the shares of Series A Preferred Stock that were converted.

For the nine months ended September 30, 2014, the Company accrued a preferred stock dividend of $57,791.  The Company issued 46,586 shares of Series A Preferred Stock in payment of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2014.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At September 30, 2015 and December 31, 2014, 5,694,571 shares of Series B Preferred Stock were issued and outstanding.

For the nine months ended September 30, 2015 and 2014, the Company accrued a Series B Preferred Stock dividend of $376,977 and $340,046, respectively. In addition, the Company issued 2,507 shares of common stock in payment of such dividends as related to the Series B Preferred Stock converted to common stock during the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, there were no voluntary conversions.

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At September 30, 2015 and December 31, 2014, the Company had issued and outstanding 30,366,011 and 29,197,497 shares of its common stock, respectively.

6.            STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2015, the Company issued 3,971,436 common stock warrants to investors and 406,859 common stock warrants to the placement agents in connection with issuance of the Convertible Notes. These warrants are recorded as a derivative warrant liability.

During the nine months ended September 30, 2015, 3,017,490 stock purchase warrants expired with a weighted average exercise price of $1.29.

As a result of the issuance of the Convertible Notes payable pursuant to the Note and Warrant Purchase Agreement entered into with certain accredited investors on May 28, 2015, the exercise price of the warrants issued in connection with the sale of the Company's Series B Preferred Stock was reduced to $0.35 per share.

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2015:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.35	8,676,408	3.00	$0.35
$0.50	4,378,295	4.82	$0.50
Total warrants accounted for as derivative liability	13,054,703	3.61	$0.40

$0.83	2,108,500	3.05	$0.83
$0.84	20,000	0.84	$0.84
$0.85	281,912	1.82	$0.85
$0.95	20,000	1.01	$0.95
$1.00	165,417	3.38	$1.00
$1.33	564,308	0.21	$1.33
Total warrants accounted for as equity	3,160,137	2.42	$0.93
Total for all warrants outstanding	16,214,840	2.08	$0.50

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of September 30, 2015. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the nine months ended September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,644,428	$0.68
Options granted	125,000	$0.53
Options forfeited	(15,000)	$0.13
Options exercised	-	$-
Outstanding at September 30, 2015	4,754,428	$0.67

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2014	3,781,096	$0.68
Exercisable at September 30, 2015	4,312,762	$0.68

The weighted average fair value of options granted during the nine months ended September 30, 2015 was $0.15.

At September 30, 2015, the weighted average remaining contractual term for exercisable and outstanding options is 5.10 and 5.25 years, respectively.  At September 30, 2015, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $74,250 and $74,250, respectively.

Employee stock-based compensation expense for the nine months ended September 30, 2015 and 2014 is $169,641 and $330,854, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of September 30, 2015 and 2014, respectively: risk-free rate with a range from 1.82% - 2.06% and 2.52% - 3.40%, respectively, volatility of 49.42% and 60.13%, respectively, and expected term of 5 years and 5.5 years, respectively.  There was no dividend yield included in the calculations.

As of September 30, 2015, there was $12,678 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 0.40 years at September 30, 2015.

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

On July 31, 2015, the Company paid annual maintenance fees of $125,000 for each of its license agreements.  These costs are recorded as prepaid expenses, included in prepaid expenses and other current assets on the Company’s balance sheet and expensed over the term of one year. For the nine months ended September 30, 2015, the Company has recorded license fee expense of $83,333.

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

In addition, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial. On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, the Company presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, the Company announced that the enrollment for a Phase II clinical trial of CardioPET was closed. The estimated remaining cost payable to SGS through the completion of the trial is approximately $330,000.

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has recorded approximately $285,000 as of September 30, 2015 related to start-up costs.  The trial is expected to commence in the near future. The estimated cost of this program is $1.7 million.

Executive Employment Contracts

The Company maintains employment contracts with key Company executives that provide for the continuation of salary and the grant of certain options to the executives if terminated for reasons other than cause, as defined within the agreements.

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and was to expire on April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement. The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit.  On February 24, 2015, the Company signed a three-year renewal of the lease which will expire on April 30, 2018. Subsequent to April 30, 2016, the Company will have the option to terminate the lease with 6 months prior notice. The future minimum lease payments remaining through April 30, 2018 are as follows:

Year ending December 31:
2015	$19,050
2016	76,200
2017	76,200
2018	25,400
Total	$196,850

Rent expense, net of sublease income, was $57,634 and $55,630 for the nine months ended September 30, 2015 and 2014, respectively.

Legal Contingencies

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The motion for summary judgment has been fully submitted and the Company anticipates the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of September 30, 2015.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

9.            SUBSEQUENT EVENTS

Executive Employment Agreements

On October 5, 2015, the Company appointed Dr. Thomas H. Tulip as President of the Company. Mr. Johan M. (Thijs) Spoor resigned his role as President but will retain his roles as the Company’s Chief Executive Officer and Chairman of the Board. Mr. Spoor will continue to oversee corporate strategy and investor relations while Dr. Tulip will focus on operations and pipeline development.

Dr. Tulip’s contract provides for a $1 million bonus should the Company execute transactions as specified in the contract, including the sale of substantially all of the Company’s assets or stock or a merger transaction, any of which resulting in compensation to the Company’s stockholders aggregating in excess of $50 million for such transaction.

Convertible Notes Payable

On October 12 and 13, 2015, the Company repaid the remaining principal balance of $75,000 on the short-term note payable issued on September 19, 2014.

Capital Stock

From October 1, 2015 through October 29, 2015, 327,874 shares of Series A Preferred Stock were converted into 777,528 shares of common stock. In addition, the Company issued 23,269 shares of its common stock in satisfaction of a $5,102 dividend accrued on the shares of Series A Preferred Stock that were converted.

From October 15, 2015 through November 9, 2015, 382,617 shares of Series B preferred Stock were converted into 874,552 shares of common stock.

In October 2015, the Company issued warrants to purchase 607,229 shares of common stock at an exercise price of $0.50 per share with a five-year term. These warrants were issued in consideration of the warrant holder waiving its rights with respect to indebtedness incurred by the Company in excess of the amount permitted pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Company’s Series A Preferred Stock.

Appointments and Resignation of Directors

On November 6, 2015, the Board of Directors of the Company appointed each of Dr. Thomas Tulip and Austin Lewis as directors. Effective as of November 12, 2015, Dr. Joseph A. Pierro resigned as a director. The resignation was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

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

18-F TPP successfully completed a Phase Ia clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. We have announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; and currently expect actual enrollment to commence in the near future.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at September 30, 2015, we had an accumulated deficit of approximately $31.2 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

G&A expenses were $492,974 and $824,874 for the three months ended September 30, 2015 and 2014, respectively. The 40.2% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. G&A expenses were $1,773,996 and $2,667,109 for the nine months ended September 30, 2015 and 2014, respectively. The 33.5% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $291,618 and $641,445 for the three months ended September 30, 2015 and 2014, respectively. The 54.5% decrease was due primarily to the delay of initiation of the BFPET trial. R&D expenses were $576,824 and $1,232,939 for the nine months ended September 30, 2015 and 2014, respectively. The 53.2% decrease was due primarily to the delay of initiation of the BFPET trial. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $889,500 and $449,494 for the three months ended September 30, 2015 and 2014, respectively. Other (expense) income, net was $453,592 and $(340,645) for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, other income, net consisted primarily of realized and unrealized losses on trading securities of approximately $4,000 and a gain on revaluation and modification of the Company’s derivative warrant liability of approximately $856,000 and interest and other expense of $399,000, which primarily related to the issuance of notes payable. For the three months ended September 30, 2015, other income, net consisted primarily of gain on revaluation and modification of the Company’s derivative liability of approximately $1,130,000 and interest and other expense of $241,000 which primarily related to issuance of notes payable. For the nine months ended September 30, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $66,000 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $205,000. For the three months ended September 30, 2014, other income consisted primarily of gain on revaluation and modification of the Company’s derivative liability of approximately $502,000 offset by $40,000 of interest and other expense which primarily related to the notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $31.2 million as of September 30, 2015.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2015, we issued convertible promissory notes to certain accredited investors and received gross proceeds of $2,980,005 In addition, during the nine months ended September 30, 2015, we received gross proceeds of $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes.

At September 30, 2015, we had cash, cash equivalents and trading securities of approximately $1,300,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

During the year ended December 31, 2014, the Company raised net cash of $2,243,102 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

Net cash used in operating activities for the nine months ended September 30, 2015 was $1,709,450, which primarily reflected our net loss of $1,897,228, including a non-cash gain on revaluation of the derivative liability of $856,327, offset by other non-cash expenses of $429,517 and changes in the components of working capital of $614,588. Net cash used in operating activities for the nine months ended September 30, 2014 was $2,861,969, which primarily reflected our net loss of $4,240,693 offset by non-cash expenses of $858,348 and an increase in components of working capital of $520,376.

Net cash provided by investing activities was $35,970 for the nine months ended September 30, 2015, which reflected the proceeds from the sale of trading securities. Net cash provided by investing activities was $212,288 for the nine months ended September 30, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to the Company’s new license agreements and the purchase of office equipment.

For the nine months ended September 30, 2015, net cash provided by financing activities was $2,722,457, which reflects net proceeds related to the issuance of notes payable. For the nine months ended September 30, 2014, net cash provided by financing activities was $1,566,275 which reflects net proceeds related to the issuance of notes payable, net cash received from the sale of our common stock and proceeds from cash exercise of common stock purchase warrants.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, we filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  The motion for summary judgment has been fully submitted and we anticipate the Court scheduling oral argument.  Management believes that it has meritorious defenses in all such matters, and accordingly, no accrual has been recorded for these matters as of September 30, 2015.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2014 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2014, we had an accumulated deficit of approximately $28.8 million. The Company believes it will have sufficient cash to fund its operations through February 2016.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: November 16, 2015	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)