Form 10-K
period 2015-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2016-03-30
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $13,402,959.

As of March 27, 2016, there were 33,219,792 shares of common stock outstanding.

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

Item 1.  Description of Business

Overview

FluoroPharma Medical, Inc. ("we", the "Company" or the "Registrant") is a biopharmaceutical company specializing in discovering, developing and commercializing molecular imaging pharmaceuticals with initial applications in the area of cardiology. Molecular imaging pharmaceuticals are radiopharmaceuticals that enable early detection and/or assessment of disease through the visualization of subtle changes in biochemical and biological processes.  Our initial focus has been on the development of novel cardiovascular imaging agents that can more efficiently and effectively detect and assess acute and chronic forms of coronary artery disease, or CAD.  We currently have two clinical-stage molecular imaging pharmaceutical product candidates: 18-F TPP (BFPET) and 18-F FCPHA (CardioPET).

Corporate History

FluoroPharma Medical, Inc. (f/k/a Commercial E-Waste Management Inc.) was organized in January 2007 under the laws of the State of Nevada to serve as an electronics waste management solution provider, specializing in the collection, retirement, storage and remarketing of excess, damaged or obsolete electronic assets. FluoroPharma Inc. was organized in June 2003 under the laws of the State of Delaware to engage in the discovery, development and commercialization of proprietary products for the positron emission tomography (PET) market.  Pursuant to an Agreement and Plan of Merger by and among FluoroPharma Medical, Inc., FluoroPharma, Inc., and FPI Merger Corporation., a wholly owned Delaware subsidiary of FluoroPharma Medical, Inc. (“MergerCo”), on May 16, 2011, MergerCo merged with and into FluoroPharma Inc., and FluoroPharma Inc., as the surviving corporation, became a wholly owned subsidiary of FluoroPharma Medical, Inc. (the “Merger”). Since the Merger, we have conducted our business through our wholly-owned subsidiary.

Our Product Candidates

BFPET (18-F FTPP)

 Our BFPET program employs a ([18F]-labeled cationic lipophilic tetraphenylphosphonium ion (18-F TPP) as an imaging agent designed for use in stress-testing for patients with presumptive or proven CAD. 18-F FTPP measures the extent and severity of cardiovascular disease through the detection of ischemic (i.e. reversible and viable) and infarcted (i.e., irreversibly damaged) myocardial (i.e., heart) tissue. Its mechanism of action allows it to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential--the most important indicators of adequate cardiac blood supply. Since ischemic and infarcted myocardial cells take up significantly less 18-F FTPP than normal healthy myocardial cells do, 18-F FTPP can distinguish ischemic and infarcted cells from those that are healthy. If approved, 18-F FTPP will represent one of the first molecular imaging blood flow agents commercialized for use in the cardiovascular segment of the PET imaging market. 18-F FTPP may also provide information on cardiac mitochondrial membrane potential, enabling global and regional assessment of the electro-physiologic integrity of the myocardium.

Currently, cardiac perfusion imaging is performed routinely with SPECT tracers such as Sestamibi, Tetrofosmin, Thallium-201 or the PET tracers Rubidium-82 and N-13 ammonia. However, the industry standard SPECT imaging has a diagnostic accuracy of approximately 75%, with research indicating that 10% of patients cleared as “normal” were subsequently found to be “abnormal” using PET imaging. The current PET tracer Rubidium-82 has experienced an FDA recall and high cost issues, while N-13 ammonia is produced in a cyclotron and must be used locally within a matter of minutes due to a very short physical half-life. The introduction of a Fluorine-labeled myocardial agent, with its longer half-life enabling the existing supply-chain potential, would be a catalyzing event toward advancing the role of PET imaging in cardiovascular disease and improving diagnostic imaging.

18-F FTPP successfully completed a Phase I clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. We have announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; and expect enrollment to commence in 2016.

CardioPET (18-F FCPHA)

Our CardioPET program employs Trans-9-[18F]-Fluoro-3, 4-Methyleneheptadecanoic Acid (18-F FCPHA) as a molecular imaging agent designed to assess myocardial blood flow and metabolism in patients with CAD, including  patients  unable to perform exercise cardiac stress-testing. 18-F FCPHA allows for the potential detection of ischemic (i.e. reversible and viable) and infarcted (i.e. irreversibly damaged) myocardial tissue in patients with presumptive or proven acute and chronic CAD and related cardiac diseases.

In addition, 18-F FCPHA could be useful for assessing myocardial viability for the prediction of improvement prior to and/or following revascularization in patients with acute CAD, including myocardial infarction (heart attack). 18-F FCPHA allows for the identification of compromised but viable heart tissue, which is important since revascularization in those patients with substantial viable myocardium results in improved left ventricular function and survival. Importantly, 18-F FCPHA, if approved, may have several significant advantages for assessing cardiac viability using PET, and would likely represent the first imaging agent available in the U.S. for use in patients with chronic CAD and underlying metabolic disorders. 18-F FCPHA is designed to provide the fatty-acid metabolic component for assessing myocardial metabolism and viability, which play a central role in the progression of diabetes and heart failure.

The safety and tolerability of 18-F FCPHA have been demonstrated in a Phase I trial conducted at the Massachusetts General Hospital.  Enrollment in a Phase IIa trial has been completed at four sites in Belgium to assess its safety and efficacy in CAD patients.  This Phase IIa study was an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA compared with standard-of-care myocardial perfusion imaging, and angiography as a gold standard of epicardial coronary artery disease. Specifically, the Phase IIa trial consisted of approximately 30 individuals with known or suspected stable chronic CAD who underwent imaging at rest and after pharmacologic and exercise stress-testing for the evaluation of suspected or proven CAD. Interim safety and imaging results were presented in February 2014, and the final safety and efficacy analysis is ongoing. The enrollment for the Phase IIa clinical trial of CardioPET was closed in December 2014.

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

Clinical Research Agreements

Beginning in September 2012, we entered into Clinical Research Services Agreements with SGS Life Science Services (Belgium), Biomedical Systems (St. Louis, MO), and MERGE eCLinical OS (Morrisville, NC) for clinical research services relating to our CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (“CAD”) patients. The Phase IIa trial was described above.

In addition, we engaged FGK Representative Service GmbH to serve as our sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, we announced that the Phase IIa trial had begun. On February 6, 2014, we presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, we presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, we announced that the enrollment for a Phase II clinical trial of CardioPET was closed. We believe that this trial has acquired sufficient patient data allowing for the assessment of the pharmaceutical's safety and quality of 18-F FCPHA generated cardiac images in humans.

The Company currently maintains clinical research agreements with Pharmaceutical Product Development, LLC (Wilmington, NC), Cardiovascular Imaging Technologies (CVIT, Kansas City, MO), clinical research organizations engaged in the business of managing clinical research programs and providing clinical development and other related services, for the services relating to the BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  The trial is expected to commence in 2016.

Product Development and Commercialization

We intend to develop our products through the completion of Phase II and/or Phase III studies at which point we will seek to partner with organizations having the resources required to undertake the further development, regulatory approval and commercialization of our proprietary products.

We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), diagnostic imaging agents often take significantly less time to evaluate. This shortened clinical development period relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan are instantaneous, the clinical trials do not initially require long term follow-up for primary endpoints that may take significant periods of time to evaluate. Many PET centers in the U.S. routinely perform 5 to 20 PET scans per day. Based on the foregoing, we believe our first product may be able to be commercialized within five years.

Market Opportunity

Each year, millions of patients undergo molecular imaging studies in the United States. Approximately half of these studies are performed to detect and evaluate ischemic heart disease and myocardial infarction in patients with acute and chronic forms of CAD. These studies provide clinical benefit in the initial evaluation of patients with suspected but unproven CAD, and in those patients in whom a diagnosis of CAD has been established and information on prognosis or risk is required. Molecular imaging studies are used for detecting the presence or absence of critical coronary artery stenosis, providing prognostic information on long-term outcomes, and stratifying patient risk for adverse cardiac events.

We believe that our market opportunity is a direct function of the prevalence of coronary artery disease, and the number of molecular imaging studies anticipated to be performed per year using SPECT and PET imaging technologies. This is reflected in the more than 12 million scans in the U.S. alone for patients with suspected acute or chronic forms of CAD.  We expect the market for 18-F FTPP, if approved, will be driven by its use (i) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and (ii) for the assessment of left ventricular mechanical function and myocardial mitochondrial membrane integrity. We expect that the market for 18-F FCPHA, if approved, will derive from the approximately 19 million patients in the U.S. annually with chronic forms of CAD and underlying metabolic disorders that contribute to high risk of diabetes and heart failure.  Because we believe there is no product currently on the market that may allow for an at-rest assessment of this population, we believe 18-F FCPHA may be readily adopted by the cardiology community for the assessment of ischemia and metabolic risk this patient pool, with the long-term goal of predicting response to the many therapeutics used for glucose modulation in diabetes or beta-oxidation and blockade in ischemic or non-ischemic heart failure.

Competition

We operate in a highly competitive segment of the pharmaceutical market. If any of our products are ultimately approved for commercialization, we will face competition for market share from large pharmaceutical and biotechnology companies such as Lantheus, Bracco, GE Healthcare and Mallinckrodt, academic institutions, government agencies, and private and public research institutions engaged in the development and commercialization of existing standard of care products, as well as novel cardiac perfusion agents. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for products. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property

We believe that clear and extensive patent coverage for our technologies, both domestic and international, is central to our long-term success and intend to continue to allocate resources to protection of our intellectual property accordingly. We have obtained the licenses to our patents and patent applications from MGH, the patent assignee in each case. The issued patents covering our 18-F FCPHA and 18-F FTPP technologies include both composition and method of use patents within the field of diagnostic cardiology that expire in 2025.

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

Governmental Regulations

Government authorities in the United States and foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. Our molecular imaging pharmaceuticals in the United States will be subject to FDA regulation as drugs under the Federal Food, Drug and Cosmetic Act, or FDCA, and require FDA approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

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

Clinical Stage

The clinical stage of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA’s cGMP requirements. Data from these activities are compiled in a New Drug Application, or NDA, requesting approval to market the drug for a given use, or indication. Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice, and according to IND-approved protocols detailing, among other things, the study objectives and the parameters, or endpoints, to be used in assessing safety and efficacy. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, or IRB, and each trial, with limited exceptions, must include all subjects’ informed consent. The clinical evaluation stage typically involves the following sequential process:

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

Other Regulation in the United States

Healthcare Reimbursement

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for our products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until full reimbursement approval has been obtained from governmental and private third-party payers.

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

Employees

As of December 31, 2015, we had four full-time employees.

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

Risks Related to Our Finances, Capital Requirements and Other Financial Matters

We are an early stage company with a history of operating losses that are expected to continue and we are unable to predict the extent of future losses, whether we will generate significant revenues or whether we will achieve or sustain profitability.

We are a company in the early stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have incurred net losses every year since our inception in 2003 and have generated no revenue from product sales or licenses to date. Our operations have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of our product candidates. As of December 31, 2015, we had an accumulated deficit of approximately $32.6 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs.

Our operations have consumed substantial amounts of cash since inception. At December 31, 2015, we had cash and cash equivalents of approximately $291,000, which we expect will be sufficient, together with the proceeds from our recent private placements, to fund our operations through March 2016. We will need to seek substantial additional financing to continue our activities beyond such date. We have no bank lines of credit or other arrangements or commitments for such financing and we may not be successful in our efforts to raise needed capital on acceptable terms, if at all. If we are unable to obtain sufficient funding, through a corporate collaboration, debt or equity financing or otherwise, we will be required to curtail or discontinue one or more of our product development programs.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2015 with respect to our ability to continue as a going concern, the existence of which may adversely affect our stock price and our ability to raise capital.

In their report dated March 30, 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2015 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves and intend to continue to rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our clinical trials in accordance with our clinical protocols. Our CROs, investigators and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated and may result in additional costs. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

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

The patent positions of life science companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Our issued patents may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the market exclusionary ability of our intellectual property.

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

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Coverage and reimbursement of our product candidates by third party payers, including government payers, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

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

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, 18-F TPP’s primary competition in the non-acute setting will be perfusion imaging agents such as sestamibi produced by Lanthaeus Medical, tetrophosmine produced by GE Healthcare, and generic thallium, the majority U.S. suppliers being Mallinckrodt and Lanthaeus Medical. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of BF-PET or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Dr. Thomas H. Tulip, our president, chief executive officer and member of our board of directors. Although we have entered into an employment agreement with Dr. Tulip, there is no assurance that he will remain in our employ for the entire term of such employment agreement. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product candidates and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

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

Healthcare reform and restrictions on reimbursement may limit our financial returns.

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

If we or any of our independent contractors, consultants, collaborators, manufacturers, vendors or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could result in penalties and affect our ability to develop, market and sell our product candidates and may harm our reputation.

We are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•
the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•
the U.S. federal false claims and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, which prohibits, among other things, executing a scheme to defraud healthcare programs;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes requirements relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•
the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and

•
state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such health care laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, monetary damages, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results.  Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated.  Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful.  In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Item 3. Legal Proceedings.

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice. On January 4, 2016, the court issued its opinion granting the Company’s motion for summary judgment in its entirety, dismissing Plaintiff’s claims, and closing the case. As of today’s date, Plaintiff has not filed a notice of appeal.

We are not aware of any material, active, pending or threatened legal proceeding against us nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

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

2015	High	Low
First Quarter	$0.50	$0.35
Second Quarter	$0.45	$0.30
Third Quarter	$0.43	$0.24
Fourth Quarter	$0.37	$0.30

2014
First Quarter	$0.74	$0.51
Second Quarter	$0.90	$0.67
Third Quarter	$0.68	$0.56
Fourth Quarter	$0.62	$0.40

As of March 16, 2016, we had approximately 179 stockholders of record.  Our transfer agent is VStock Transfer, LLC, Cedarhurst, New York.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

Equity Compensation Plan Information

The following table reflects, as of December 31, 2015, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,996,095	$0.65	1,318,405
Equity compensation plans not approved by shareholders	--	--	--
Total	4,996,095	$0.65	1,318,405

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term.  Additionally, the new guidance has simplified accounting for sale and leaseback transactions.  Lessor accounting is largely unchanged.  The ASU is effective for fiscal years beginning after December 15, 2018.  Early application is permitted.

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

At December 31, 2015, we had a derivative liability relating to certain warrants as well as an embedded conversion feature that contain anti-dilution provisions.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings. Investments as of December 31, 2014 are comprised of a single investment in a publicly traded stock and is considered “trading securities”. Gains and losses on the sale of these securities are recorded on the trade date and are determined using the specific identification method.  As of December 31, 2015, the Company did not have any investments in trading securities.

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

Management has determined that no impairments had occurred as of December 31, 2015.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at December 31, 2015, we had an accumulated deficit of approximately $32.6 million primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Years Ended December 31, 2015 and 2014

G&A expenses were $2,465,478 and $3,415,340 for the years ended December 31, 2015 and 2014, respectively. The 27.8% decrease was due primarily to a decrease in legal costs related to litigation and financing, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $720,861 and $1,753,500 for the years ended December 31, 2015 and 2014, respectively. The 58.9% decrease was due primarily to the delay of initiation of the BFPET trial.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other income (expense), net was $22,682 and $1,038,318 for the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015, other income, net, consisted primarily of realized and unrealized losses on trading securities of approximately $4,000, gain on revaluation and modification of our derivative liability of approximately $716,000 and interest and other expenses of $873,000, which primarily related to the issuance of notes payable. In addition, for the year ended December 31, 2015, we recorded a gain on settlements of accounts payable of approximately $184,000. For the year ended December 31, 2014, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $74,000 gain on revaluation and modification of our warrant liability of approximately $1,230,000 and interest and other expense of $104,000, which primarily related to the issuance of notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $32.6 million as of December 31, 2015.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

During the year ended December 31, 2015, we issued convertible promissory notes to certain accredited investors and received gross proceeds of $2,980,005.  In addition, during the year ended December 31, 2015, we received gross proceeds of $365,000 from the issuance of short-term notes payable and $35,970 from the sale of freely tradable securities received pursuant to the issuance and sale in a private placement of promissory notes.

At December 31, 2015, we had cash and cash equivalents of approximately $291,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

During the year ended December 31, 2014, the Company raised net cash of $2,218,101 through the issuance of notes payable, the sale of common stock and the exercise of warrants. Additionally, the Company received cash proceeds of $568,852 from the sale of freely tradable securities received as consideration in the Company’s 2013 private placement of its Series B Preferred Stock.

Cash Flows for the Years Ended December 31, 2015 and 2014

Net cash used in operating activities for the year ended December 31, 2015 was $2,676,889 which primarily reflected our net loss of $3,163,657, including a non-cash gain on revaluation of the derivative liability of $715,962 offset by non-cash expenses of $623,612, and changes in the components of working capital of $579,118.

Net cash used in operating activities for the year ended December 31, 2014 was $3,321,419, which primarily reflected our net loss of $4,130,522, including a non-cash gain on revaluation of the derivative liability of $1,227,998, offset by other non-cash expenses of $775,017 and changes in the components of working capital of $1,262,084.

For the year ended December 31, 2015, net cash provided by investing activities was $29,276, which primarily reflected the proceeds from the sale of trading securities of $35,970, offset by the purchase of office equipment. Net cash provided by investing activities was $212,288 for the year ended December 31, 2014, which primarily reflected the proceeds from the sale of trading securities offset by the costs related to our new license agreement and the purchase of office equipment.

For the year ended December 31, 2015, net cash provided by financing activities was $2,686,315, which reflects net proceeds related to the issuance of convertible notes payable.  For the year ended December 31, 2014, net cash provided by financing activities was $2,218,101, which reflects net proceeds related to the issuance of notes payable, net cash received from the sale of our common stock and proceeds from cash exercise of common stock purchase warrants.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its updated 2013 Internal Control — Integrated Framework (2013). Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Thomas H. Tulip, Ph.D.	63	Chief Executive Officer, President and Director
Tamara Rhein	43	Chief Financial Officer
Walter Witoshkin	70	Chairman of the Board
Peter S. Conti, M.D., Ph.D.	59	Director
Lawrence Atinsky	46	Director
W. Austin Lewis, IV	39	Director
Johan M. (Thijs) Spoor	43	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Thomas H. Tulip, Ph.D. has served as our chief executive officer since December 28, 2015 and our president since October 5, 2015. He has also been a member of our Board since November 6, 2015. Dr. Tulip served in leadership roles at Navidea BioPharmaceuticals, Inc. (NAVB) from June 2011 to May 2015. At Navidea, Dr. Tulip was responsible for defining the strategic direction of the company, as well as leadership of business, commercial, market, brand and product development, in addition to new product planning and project direction. Prior to joining Navidea, Dr. Tulip held senior leadership positions at Alseres Pharmaceuticals from August 2008 to May 2011 and with the succession of companies, Lantheus Medical Imaging, Bristol Myers Squibb (BMS) and DuPont, where his roles spanned product discovery and development, business and technology planning, brand and alliance management and international business management. Most recently, as President of Alseres, Molecular Imaging, Dr. Tulip led efforts to develop markets for a Phase III neuroimaging agent. While at DuPont and BMS, he was instrumental in the development, commercialization and international management of the nuclear cardiology franchise, successfully built the BMS Medical Imaging international business, and led planning activities for innovative PET tracers. Dr. Tulip earned a B.S. from the University of Vermont, and an M.S. and Ph.D. from Northwestern University. He was also a visiting scholar at Osaka University. He was Treasurer and a Board Member of the Academy of Molecular Imaging and Chairperson of its Institute for Molecular Technologies (IMT), where he held numerous leadership positions. Dr. Tulip was Chairperson of the Society of Nuclear Medicine (SNM) Corporate Advisory Board. He serves on the Board of Directors of the Medical Imaging Technology Association (MITA), leads its PET Working Group in the Molecular Imaging Section and has served as a Director for the Council on Radionuclides and Radiopharmaceuticals (CORAR). We believe that Dr. Tulip’s extensive experience in advanced imaging pharmaceutical product development and commercialization provides him with the appropriate skills to serve as a member of the Board.

Tamara Rhein has been our chief financial officer since August 16, 2012 and served as our financial controller since July 2011. From November 2008 until  joining us, Ms. Rhein was controller for Manhattan Pharmaceuticals, where she was responsible for a wide range of activities, including financial statement preparation, footnote disclosures for SEC filings, stock option accounting and quarterly and year-end audits.  From 2005 until 2008, Ms. Rhein was with Vyteris, where her primary role was to manage the SEC accounting and reporting department. Ms. Rhein received a Bachelor's of Science degree in accounting from California State University at Northridge and is also a licensed (inactive) certified public accountant.

Walter Witoshkin has been elected interim chairman of our Board as of December 28, 2015. He has been a member of our Board since February 14, 2011. Mr. Witoshkin was the chairman and chief executive officer of QuantRx Biomedical Corporation, a medical technology company from April 2005 through August 2010.  Mr. Witoshkin has held executive positions in the healthcare and pharmaceutical industries including senior financial positions at Wyeth Labs (American Cyanimade), VP Business Development and chief financial officer positions at SmithKline Beecham (now Glaxo SmithKline) and Menley & James Laboratories, Inc.  He is a founding partner of the Trident Group, a global consultancy to the pharmaceutical industry.   We believe that Mr. Witoshkin’s industry specific extensive management experience provides him with a broad and deep understanding of our business and our competitors’ efforts, which is an invaluable resource to our Board.

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

W. Austin Lewis, IV has been appointed a member of our Board effective November 6, 2015.  Mr. Lewis serves as CEO, CFO, and a Director of PAID, Inc., a company focusing on web-development and online auctions, as well as the CEO of Lewis Asset Management Corp., an investment management company headquartered in New York City, which he founded in 2004. From 2003 to 2004, Mr. Lewis was employed at Puglisi & Company, a New York based broker-dealer registered with FINRA, where he served as a registered representative and managed individual client accounts, conducted due diligence for investment banking activities and managed his own personal account. In 2002, Mr. Lewis co-founded Thompson Davis & Company, Inc., a registered broker-dealer headquartered in Richmond, Virginia. Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998. Mr. Lewis is also a director on the following companies with a class of securities registered: MAM Software Group, Inc., Quest Solutions and ScripsAmerica, Inc. We believe that Mr. Lewis’s management and financial industry experience, together with his understanding of our business, provides him with the appropriate skills to serve as a member of the Board.

Johan M. (Thijs) Spoor has been a member of our Board since February 14, 2011.  He served as our chief executive officer from February 14, 2011 to December 28, 2015, chairman of our Board from June 14, 2012 to December 28, 2015, and our president from February 14, 2011 to October 5, 2015.  Mr. Spoor was the chief financial officer for Sunstone BioSciences from February 2010 through September 2010. From December 2008 until joining Sunstone BioSciences, he worked at Oliver Wyman as a consultant to pharmaceutical and medical device companies. Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and at Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry spending 11 years with Amersham / GE Healthcare where he worked in 7 countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan. Mr. Spoor also sits on the board of directors of MetaStat, Inc. (MTST), and AzurRx BioPharma, Inc., a private company where he also serves as president and chief executive officer.  He holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University.  We believe that Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting our company, which makes him a qualified member of our Board.

Director Independence

Walter Witoshkin, Lawrence Atinsky, Peter Conti and Austin Lewis are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

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

Audit Committee

Walter Witoshkin, Austin Lewis and Lawrence Atinsky serve on the audit committee of the Board with Mr. Witoshkin serving as the Chairman. The audit committee operates under a charter approved by the Board. The functions of the audit committee include, among other things:

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

Compensation Committee

Walter Witoshkin, Lawrence Atinsky, Austin Lewis and Peter Conti serve on the compensation committee of the Board, with Mr. Lewis serving as the Chairman. The compensation committee operates under a charter approved by our Board. The functions of the compensation committee include, among other things:

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

Code of Ethics

We adopted a Code of Ethics on July 22, 2011 that applies to all directors, officers and employees.  Our Code of Ethics is available on our website at http://www.fluoropharma.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 8 Hillside Avenue, Suite 108, Montclair, NJ 07042.

Compensation Discussion and Analysis

Overview

 Dr. Tulip was appointed as our president on October 5, 2015 and our chief executive officer on December 28, 2015. During 2014 and through December 28, 2015, Mr. Spoor served as our chief executive officer. We have structured our compensation packages to reflect our current level of operations and resources. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2015. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2015, our compensation philosophy has continued to evolve to accommodate our changing circumstances, operational needs and limited financial resources during this period.

Base Salaries

For the year ended December 31, 2015, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Dr. Tulip, who was appointed as our president on October 5, 2015 and chief executive officer on December 28, 2015, receives an annual salary of $320,000. Mr. Spoor’s annual salary was $305,000.  Mr. Spoor resigned as our chief executive officer on December 28, 2015. Ms. Rhein, our chief financial officer, receives an annual salary of $130,000.  See “Employment Agreements” below.

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

In December 2010, Mr. Spoor was granted 600,000 common stock options with an exercise price of $0.50.  150,000 of these options vested immediately and the remaining options will vest based on milestones related to the completion of our clinical trials. During 2011, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.50.  These options vest equally over a four-year period.  During 2012, Mr. Spoor was granted an additional 600,000 common stock options with an exercise price of $0.84.  These options vest equally over a three-year period.  During 2012, Ms. Rhein was granted 80,000 common stock options with an exercise price of $0.83 which vest based on milestones related to the completion of our clinical trials.  During 2013, Ms. Rhein was granted 100,000 common stock options with an exercise price of $0.83.  These options vest equally over a three-year period. During 2014, Ms. Rhein was granted 50,000 common stock options with an exercise price of $0.51. These options vest based on milestones related to the completion of our clinical trials. During 2015, Dr. Tulip was granted 500,000 common stock options with an exercise price of $0.35. These options vest equally over three years upon each anniversary of his employment.

Compensation Committee Interlocks and Insider Participation

Members of our compensation committee of the board of directors were Lawrence Atinsky, Walter Witoshkin, Austin Lewis and Peter Conti. No member of our compensation committee was, or has been, our officer or employee.

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

Summary Compensation Table

	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation ($)	Total ($)
Johan M. (Thijs) Spoor	2015	266,459	(1)						266,459
	2014	305,000	(2)						305,000
	2013	293,750		50,000					343,750

Tamara Rhein	2015	130,000							130,000
	2014	130,000				15,169			145,169
	2013	100,000		10,000	10,000	45,610			165,610

Thomas H. Tulip	2015	77,744	(3)	-	-	52,204			129,948

(1) Of this amount, $25,417 of Mr. Spoor’s salary has been accrued for at December 31, 2015. Mr. Spoor resigned as our chief executive officer on December 28, 2015.

(2) Of this amount, $63,542 of Mr. Spoor’s salary has been accrued for at December 31, 2014.

(3) Dr. Thomas H. Tulip joined us as president effective October 5, 2015 and chief executive officer effective December 28, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2015.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Johan M. (Thijs) Spoor	450,000			$0.50	12/03/2020	-	-	-	-
	600,000			$0.50	5/01/2021	-	-	-	-
	600,000			$0.84	9/19/2022	-	-	-	-
						-	-	-	-
Tamara Rhein	10,500			$1.05	12/05/2021	-	-	-	-
	40,000	40,000		$0.83	6/25/2022	-	-	-	-
	66,667	33,333		$0.83	01/02/2023	-	-	-	-
	25,000	25,000		$0.51	02/13/2024	-	-	-	-
Thomas H. Tulip		500,000		$0.35	10/05/2025	-	-	-	-

Employment Agreements with Executive Officers

Thomas H. Tulip, Ph.D.:

On October 5, 2015, we entered into a three-year employment agreement with Dr. Tulip to join the Company as president. The employment agreement provides for a base salary of $320,000, which amount shall increase to $375,000 per year upon the completion of a bona fide firm commitment underwritten public offering in which we raise gross proceeds of at least $12,000,000. Dr. Tulip is entitled to an annual bonus in such amount and based upon such criteria as the Board of Directors or Compensation Committee shall determine.  For the calendar year ending December 31, 2016, the maximum bonus payable to Dr. Tulip will be $125,000, which bonus will be primarily based upon successfully achieving the financial business and clinical milestones as set forth in the agreement.  In addition, Dr. Tulip is eligible for grants of awards under the Company’s 2011 Equity Incentive Plan as the Board of Directors or Compensation Committee may from time to time determine.  Dr. Tulip shall initially be granted 500,000 stock options pursuant to the terms of the 2011 Equity Incentive Plan, which options shall vest equally over three years upon each anniversary of his employment.

Upon termination of Dr. Tulip’s employment without Cause (as defined in the agreement) or his resignation for Good Reason (as defined in the agreement) prior to expiration of his employment period, he shall be entitled to receive $550,000 payable in either 12 equal monthly installment payments or in a single lump sum, at the Company’s discretion, together with the value of any accrued but unused vacation time, the amount of all accrued but previously unpaid base salary through the date of such termination, and reimbursement of any expenses incurred. In addition, the Company shall provide him with all benefits to which he is entitled for 18 months or the full unexpired term of the agreement, whichever is longer, unless Dr. Tulip’s employment is terminated for Cause.  Additionally, in the event the Company complete a Sales Transaction (as defined in the agreement), Dr. Tulip shall be entitled to a bonus as set forth in the agreement and 100% of Dr. Tulip’s then outstanding options will vest immediately.  This agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

Tamara Rhein:

We are party to an employment agreement with Ms. Rhein pursuant to which Ms. Rhein serves as our chief financial officer.  The agreement is for an initial one year term that shall automatically renew for successive one year increments unless otherwise terminated.  Under the agreement, Ms. Rhein will receive a base salary at an annual rate of $130,000, and is entitled to an annual bonus as determined by our Board or compensation committee.  Ms. Rhein is also eligible for grants of awards under our 2011 Incentive Plan as the compensation committee may determine from time to time. Upon termination of Ms. Rhein’s employment prior to expiration of her employment period without cause Ms. Rhein shall be entitled to receive (i) all unpaid but due base salary, unpaid bonus and unused vacation days, (ii) benefits received immediately prior to termination for an additional period of six months following termination, (iii) reimbursement of expenses, and (iv) base salary immediately prior to termination for an additional period of six months following termination.  In the event that her employment is terminated within 30 days prior to, or is terminated or she resigns for Good Reason (as defined in the agreement) within 12 months following a Change of Control (as defined in the agreement, she will be entitled to her base salary and benefits for a period of 12 months following such termination or resignation. The employment agreement contains standard non-competition, non-solicitation, and confidentiality clauses.

 Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Walter Witoshkin	$30,000	(1)	-	$-	-	-	$116,000	(2)	$146,000
Peter S. Conti	$30,000	(3)	-	$-	-	-	$-		$30,000
Lawrence Atinsky	$30,000	(4)	-	$-	-	-	$-		$30,000
Joseph Pierro	$26,250	(5)	-	$-	-	-	$-		$26,250
Andrew Sassine	$30,000	(6)	-	$-	-	-	$-		$30,000
W. Austin Lewis, IV	$5,000	(7)	-	$-	-	-	$-		$5,000
__________________
(1) $30,000 accrued.
(2) $74,000 accrued.
(3) $30,000 accrued.
(4) $30,000 accrued.
(5) $26,250 accrued. Dr. Joseph Pierro resigned as a director in November 2015.
(6) $30,000 accrued. Mr. Andrew Sassine resigned as a director in January 2016.
(7) $5,000 accrued. W. Austin Lewis, IV joined as a director in November 2015.

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

The Plan initially reserved 6,475,750 shares of common stock for issuance, of which a maximum of 161,250 could be issued as restricted stock. The 2011 Plan provides that on January 1 of each year, commencing on January 1, 2013, the aggregate number of shares available for issuance under the Plan shall be automatically increased so that the number of shares then available for issuance under the Plan will equal the greater of (i) the aggregate number of shares subject to the Plan as of the preceding December 31 and (ii) seven percent (7%) of our total outstanding shares. There are currently 1,318,405 shares reserved for issuance under the Plan. As of December 31, 2015, there were outstanding under the Plan options to purchase 4,996,095 shares and 161,250 shares of restricted stock.

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

Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the administrator, in its discretion, at the time such option is granted. Unless otherwise provided in the grant agreement, in the event of a change of control (as set forth in the Plan) the administrator may, in its sole discretion, accelerate the vesting of outstanding options, in whole or in part.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 15, 2016 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 15, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned (2)
Thomas H. Tulip (3)	0	0.0%
Tamara Rhein (4)	214,604	0.7%
Johan (Thijs) Spoor (5)	1,928,211	6.0%
Walter Witoshkin (6)	243,345	0.7%
Peter S. Conti (7)	534,083	1.6%
Lawrence Atinsky (8)	259,015	0.8%
W. Austin Lewis, IV (9)	8,849,999	27.0%
Platinum Long Term Growth VII LLC (10)	1,815,193	5.5%
All executive officers and directors as a group (7 persons)	12,029,258	36.2%

(1)
Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042.

(2)	Based upon 33,219,792 shares of our common stock issued and outstanding.

(3)
Does not include 500,000 shares of common stock issuable upon exercise of options at $0.35 per share which are held by Dr. Tulip but not currently exercisable nor exercisable within 60 days of March 15, 2016.

(4)
Includes 10,000 shares of common stock, 18,393 shares of common stock issuable upon conversion of Series B Preferred Stock, 10,711 shares of common stock underlying warrants, 10,500 shares of common stock issuable upon exercise of options at $1.05 per share, 140,000 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51.  Does not include 40,000 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51 per share which are held by Ms. Rhein but not currently exercisable nor exercisable within 60 days of March 15, 2016.

(5)
Includes 200,398 shares of common stock, 42,857 shares of common stock issuable upon conversion of Series B Preferred Stock, 34,956 shares of common stock underlying warrants, 1,050,000 shares of common stock issuable upon exercise of options at $0.50 per share and 600,000 shares of common stock issuable upon exercise of options at $0.84 per share.

(6)
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

(7)
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

(8)
Includes 30,000 shares of common stock issuable upon conversion of Series B Preferred Stock, 24,956 shares of common stock underlying warrants, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, 25,000 shares of common stock issuable upon exercise of options at $0.53 per share and 53,571 shares of common stock issuable upon conversion of outstanding convertible notes. Does not include any shares of common stock issued or issuable as accrued interest pursuant to the convertible notes.

(9)
Includes 100,000 shares of common stock and 178,571 shares of common stock issuable upon conversion of outstanding convertible notes. Also includes, 5,714,236 shares of common stock issuable upon conversion of the convertible notes at $0.35 per share and 2,857,143 shares of common stock issuable upon exercise of the warrants at $0.50 per share held by Lewis Opportunity Fund. Does not include any shares of common stock issued or issuable as accrued interest pursuant to the convertible notes. W. Austin Lewis, IV is an affiliate of Lewis Opportunity Fund and has voting and dispositive power with respect to such shares.

(10)
Includes 1,815,193 shares of common stock. The number of shares beneficially owned by Platinum Long Term Growth VII LLC does not include 4,523,076 shares of common stock underlying 4,523,076 shares of Series B Preferred Stock and 6,020,214 shares of common stock underlying warrants, exercisable at $0.53 per share, beneficially owned by Platinum-Montaur Life Sciences, LLC. The terms of such Series B Preferred Stock and warrants provide that the holder may not convert or exercise such securities to the extent such conversion or exercise could result in the holder beneficially owning more than 4.99% of our outstanding common stock, unless waived by the holder on at least 61 days’ notice and subject to the terms of such securities. Assuming such blocker provisions were waived and the full conversion and exercise of the Series B Preferred Stock and warrants held by Platinum-Montaur Life Sciences, LLC, such holder would beneficially own, together with Platinum Long Term Growth Fund VII LLC, approximately 47% of our issued and outstanding common stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner. The address of Platinum Long Term Growth VII LLC is 152 West 57th Street, 4th Floor, New York, NY 10019.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Lewis Opportunity Fund, an affiliate of W. Austin Lewis, IV, a member of our Board, participated as an investor in the private placement of convertible notes in 2015 and was issued 8% convertible notes in an aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 2,857,143 shares of common stock.

Director independence

Walter Witoshkin, Lawrence Atinsky, Peter Conti and Austin Lewis are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014
Audit fees	$75,500	$72,500
Audit-related fees	14,000	21,500
Tax fees	-	-
All other fees	-	-

Total fees	$89,500	$94,000

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

3.4
Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock, filed with the Secretary of State of Nevada on September 18, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013)

4.1	Form of 2012 Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012).
4.2	Form of 2011 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
4.3	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).
4.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).
4.5	Form of 2014 Promissory Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
4.6	Form of Amendments to 2014 Promissory Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016).
4.7	Form of 2015 Convertible Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
4.8	Form of 2015 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
10.1	Exclusive License Agreement with Massachusetts General Hospital dated as of April 27, 2009, as amended.** +
10.2	Securities Purchase Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.3	Registration Rights Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.4	Form of 2011 Subscription Agreement - Lead Investor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.5	Form of 2011 Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
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

10.9	Form of Registration Rights Agreement dated December 31, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014).
10.10	FluoroPharma Medical, Inc. 2011 Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.11
Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of September 8, 2011 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.12
Second Amendment to Lease Agreement between Hillside Square, LLC and FluoroPharma Medical, Inc. dated as of February 2015 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

10.13
Employment Agreement dated August 22, 2012 between the Company and Tamara Rhein (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

10.14
Amendment to Employment Agreement dated October 5, 2015 between the Company and Tamara Rhein (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.15
Employment Agreement dated October 5, 2015 between the Company and Thomas H. Tulip (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015).

10.16	Note Purchase Agreement dated July 22, 2014 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
10.17	Note and Warrant Purchase Agreement dated May 28, 2015 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
14.1	Code of Ethics adopted by the Board of Directors (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012).
21	List of Subsidiaries (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
23.1*	Consent of Wolf & Company, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

+ Confidential treatment has been granted with respect to portions of this exhibit.

++ The XBRL-related information in Exhibit 101 to this Registration Statement on Form S-1 shall not be deemed “filed” or a part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 30, 2016	By:	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas H. Tulip	March 30, 2016
Thomas H. Tulip, Ph.D.
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/ Tamara Rhein	March 30, 2016
Tamara Rhein
Chief Financial and Accounting Officer (Principal Accounting Officer)

/s/ Peter S. Conti	March 30, 2016
Peter S. Conti, M.D., Ph.D.
Director

March 30, 2016
Lawrence Atinsky
Director

/s/ Walter Witoshkin	March 30, 2016
Walter Witoshkin
Director

/s/ W. Austin Lewis	March 30, 2016
W. Austin Lewis
Director

/s/Johan M. (Thijs) Spoor	March 30, 2016
Johan M. (Thijs) Spoor
Director

FluoroPharma Medical, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of FluoroPharma Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a significant accumulated deficit and, at December 31, 2015, the Company did not have sufficient capital to fund its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 30, 2016

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONSOLIDATED BALANCE SHEETS

		December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents		$290,847	$252,145
Investment in trading securities		-	39,930
Prepaid expenses and other		354,415	158,849
	Total Current Assets	645,262	450,924

Property and equipment, net		11,049	11,727
Intangible assets, net		318,547	357,540

	Total Assets	$974,858	$820,191
	`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term (see Note 5), net		$4,485,709	$2,123,416
Accounts payable		1,219,867	1,064,480
Derivative liabilities		1,526,060	1,354,319
Accrued expenses and other		1,603,605	1,074,611
	Total Current Liabilities	8,835,241	5,616,826

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated
150,611 and 949,477 shares issued and outstanding at December 31, 2015 and 2014, respectively
(preference in liquidation of $125,007 at December 31, 2015)		152	951
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated
5,382,071 and 5,694,571 hares issued and outstanding at December 31, 2015 and 2014, respectively
(preference in liquidation of $5,347,550 at December 31, 2015)		5,382	5,695
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 32,908,503 and 29,197,497 shares issued and outstanding
at December 31, 2015 and 2014, respectively		32,910	29,199
Additional paid-in capital		24,705,547	24,034,203
Accumulated deficit		(32,604,374)	(28,866,683
	Total Stockholders’ Deficit	(7,860,383)	(4,796,635

	Total Liabilities and Stockholders’ Deficit	$974,858	$820,191

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Operating Expenses:
General and administrative	$2,465,478	$3,415,340
Research and development	720,861	1,753,500
Total Operating Expenses	3,186,339	5,168,840

Loss from Operations	(3,186,339)	(5,168,840)

Other Income (Expense):
Interest income	-	18
Other income	-	6,864
Loss on disposition of intangible/fixed assets	-	(29,596)
Gain on settlement of accounts payable	184,039	11,126
Loss on sale of trading securities	(11,946)	(302,116)
Unrealized gain on trading securities	7,986	228,156
Gain on revaluation and modification of derivative liabilities	715,962	1,227,998
Interest and other expense	(873,359)	(104,132)
Total Other Income, net	22,682	1,038,318

Loss Before Provision for Income Taxes	(3,163,657)	(4,130,522)

Provision for Income Taxes	-	-

Net Loss	$(3,163,657)	$(4,130,522)

Preferred Stock Dividends	(574,034)	(561,539)

Net Loss Attributable to Common Stockholders	$(3,737,691)	$(4,692,061)

Net Loss per Common Share - Basic and Diluted	$(0.12)	$(0.16)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	30,038,240	28,641,197

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock -Series A		Preferred Stock - Series B		Common Stock				Total Stockholders' Equity (Deficit)
	Number of		Number of		Number of		Additional Paid-In Capital	Accumulated Deficit
	shares	Amount	shares	Amount	shares	Amount

BALANCE, December 31, 2013	2,350,196	2,352	5,725,821	5,726	25,675,013	25,676	23,084,429	(24,174,622)	(1,056,439)

Share Based Compensation							417,569		417,569
Fair value of common stock issued for consulting services					304,888	305	177,855		178,160
Preferred Stock Dividend - Series A	93,257	93			34,339	34	94,446	(94,573)	-
Common Stock issued for cash, net of offering costs of $31,445					470,000	470	202,585		203,055
Conversion of Series A Preferred to Common Stock	(1,493,976)	(1,494)			2,480,000	2,480	(986)		-
Conversion of Series B Preferred to Common Stock			(31,250)	(31)	50,000	50	(19)		-
Preferred Stock Dividend Accrued - Series B								(466,966)	(466,966)
Warrant modification and reclassification to derivative liability							(33,121)		(33,121)
Common Stock issued in lieu of accumulated dividend on Series B					2,507	3	1,251		1,254
Exercise of Warrants					180,750	181	90,194		90,375
Net loss								(4,130,522)	(4,130,522)
BALANCE, December 31, 2014	949,477	$ 951	5,694,571	$ 5,695	29,197,497	$ 29,199	$24,034,203	$(28,866,683)	$(4,796,635)

Share Based Compensation							135,492		135,492
Fair value of warrants issued							80,472		80,472
Common stock issued in settlement of accounts payable					738,572	739	276,511		277,250
Common stock issued for consulting services					128,571	129	59,871		60,000
Preferred Stock Dividend - Series A	57,353	57			45,987	46	64,532	(64,635)	-
Conversion of Series A Preferred to Common Stock	(856,219)	(856)			1,923,324	1,923	(1,067)		-
Conversion of Series B Preferred to Common Stock			(312,500)	(313)	714,285	714	(401)		-
Preferred Stock Dividend Accrued - Series B								(509,399)	(509,399)
Common Stock issued in lieu of accumulated dividend on Series B					160,267	160	55,934		56,094
Net loss								(3,163,657)	(3,163,657)
BALANCE, December 31, 2015	150,611	$152	5,382,071	$5,382	32,908,503	$32,910	$24,705,547	$(32,604,374)	$(7,860,383)

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,163,657)	$(4,130,522)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	46,365	42,470
Non-cash interest expense	511,362	44,388
Fair value of common stock issued for consulting	30,000	178,160
Fair value of warrants issued as covenant settlement	80,472	-
Share-based compensation related to stock options	135,492	417,569
Gain on accounts payable settlement	(184,039)	(11,126)
Loss on fixed asset dispositions	-	29,596
Net loss on sale of trading securities	11,946	302,116
Change in unrealized loss on trading securities	(7,986)	(228,156)
Gain on revaluation and modification of derivative liabilities	(715,962)	(1,227,998)
(Increase) decrease in:
Prepaid expenses and other	(113,247)	(21,949)
Increase (decrease) in:
Accounts payable	616,676	914,808
Accrued expenses and other	75,689	369,225
Net Cash Used by Operating Activities	(2,676,889)	(3,321,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	35,970	568,852
Cash paid for intangible assets	-	(350,000)
Cash paid for purchase of property and equipment	(6,694)	(6,564)
Net Cash Provided by Investing Activities	29,276	212,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	2,980,005	1,928,000
Proceeds form other short - term financing	365,000	150,000
Notes payable issuance costs	(168,690)	(128,329)
Repayment of notes payable	(490,000)	(25,000)
Proceeds from the exercise of stock warrants	-	90,375
Proceeds from sale of common stock, net	-	203,055
Net Cash Provided by Financing Activities	2,686,315	2,218,101

Net change in Cash and Cash Equivalents	38,702	(891,030)
Cash and Cash Equivalents, Beginning of Period	252,145	1,143,175
Cash and Cash Equivalents, End of Period	$290,847	$252,145
	-
Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$3,543	$-
Tax paid	$1,912	$1,412

Supplemental Non-Cash Disclosure:
Fair value of warrants modified in connection with Series B financing	$-	$33,121
Fair value of warrants issued to Series B placement agents	$-	$12,738
Notes payable issued for securities	$-	$47,916
Notes payable issued as accounts payable settlement	$-	$22,500
Series B Preferred Stock dividends	$453,305	$466,966
Series A Preferred Stock dividends	$47,602	$77,403
Accounts Payable settled in Common Stock	$277,250	$-
Prepaid consulting services paid in Common Stock	$30,000	$-
Conversion of Series A Preferred Stock dividend to Common Stock	$17,033	$17,170
Conversion of Series A Preferred Stock to Common Stock	$1,923	$1,494
Conversion of Series B Preferred Stock dividend to Common Stock	$56,094	$1,254
Conversion of Series B preferred shares to Common Stock	$313	$50
Fair value of warrants issued as covenant settlement	$80,472	$-
Fair value of derivative warrants issued with Convertible Notes	$358,255	$-
Fair value of derivative warrants issued to Convertible Notes placement agents	$39,108	$-
Fair value of embedded derivative liability in Convertible Notes	$490,340	$-

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND GOING CONCERN

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $32,604,374 as of December 31, 2015.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  During the year ended December 31, 2015, the Company raised net cash proceeds of $2,686,315 through the issuance of notes payable. In addition, during the year ended December 31, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received as consideration for the issuance of promissory notes.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see Note 5), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at December 31, 2015 and 2014.

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

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

As of December 31, 2015, the Company had sold all of the securities received in exchange for the issuance of a note payable resulting in a realized loss of $11,946 due to a decline in the value of that stock. As of December 31, 2014, the Company had sold all the securities received as consideration in the 2013 for Series B Preferred Stock offering resulting in a realized loss of $302,116.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FluoroPharma, Inc. Intercompany transactions and balances have been eliminated upon consolidation.

Investments

Investments that are purchased and held principally for the purpose of selling them in the near term are classified as “trading securities” and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings.  All the Company’s investments are considered “trading securities” at December 31, 2014. As of December 31, 2015, the Company did not have any investments in trading securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2015 and 2014 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.  Depreciation and amortization was $7,372 and $17,262 in the years ended December 31, 2015 and 2014, respectively.

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

Management has determined that no impairments were required as of December 31, 2015 and 2014, respectively.

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

The Company has derivative liabilities at December 31, 2015 and 2014 relating to certain warrants and an embedded conversion feature that contain anti-dilution provisions.

Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash, trading securities, accounts payable, notes payable and derivative liabilities. The fair value of these instruments is calculated using current market prices, or on a historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value

Current Liabilities:
Derivative liabilities	$-	$--	$1,526,060	$1,526,060

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Current Assets:
Trading securities	$39,930	$--	$--	$39,930
Current Liabilities:
Derivative liabilities	$-	$--	$1,354,319	$1,354,319

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Fair value at beginning of the year	$1,354,319	$2,549,196

Issuance of derivative warrant liability	397,363	-
Embedded conversion feature	490,340	-
Modification and reclassification of outstanding warrants	-	114,923
	2,242,022	2,664,119
Change in fair value	(715,962)	(1,309,800)
Fair value at end of the year	$1,526,060	$1,354,319

Of the 2014 modification and reclassification totaling $114,923, $81,802 was recorded as a modification expense and $33,121 was recorded as a reclassification from equity to derivative liability.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at December 31, 2015 and 2014.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2015 or 2014, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2015 and 2014.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2012.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in stock-based compensation expense for the years ended December 31, 2015 and 2014 of $135,492 and $417,569, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2015	2014
Risk-free interest rate	2.07%	3.40%
Expected volatility	49.42%	60.13%
Dividend yield	none	none
Expected term	6.5 years	5.5 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2015, the Company had outstanding options exercisable for 4,996,095 shares of its common stock, warrants exercisable for 16,281,164 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 357,163 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 15,278,717 shares of common stock. At December 31, 2014, the Company had outstanding options exercisable for 4,644,428 shares of its common stock, and warrants exercisable for 14,854,035 shares of common stock, Series A Preferred Stock convertible into 1,576,132 shares of common stock, and Series B Preferred Stock convertible into 9,802,817 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

In April 2015, the FASB issued ASU 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term.  Additionally, the new guidance has simplified accounting for sale and leaseback transactions.  Lessor accounting is largely unchanged.  The ASU is effective for fiscal years beginning after December 15, 2018.  Early application is permitted.

Management does not expect the above recently issued, but not yet effective, accounting standards to have a material effect on the accompanying financial statements.

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2015 and 2014 consist of:

	December 31, 2015	December 31, 2014
Prepaid expenses and other:

Prepaid insurance	$39,756	$24,576
Deferred closing costs	136,260	83,941
Annual license fee	104,167	-
Other	74,232	50,332
Prepaid expenses and other	$354,415	$158,849

Property and equipment:

Computers and office equipment	$73,911	$67,217
Machinery and equipment	112,421	112,421
Less: accumulated depreciation	(175,283)	(167,911)
Property and equipment, net	$11,049	$11,727

Accrued expenses and other:

Professional fees	$49,703	$47,028
Accrued dividends Series B Preferred Stock	1,041,894	588,588
Deferred salary	88,958	63,542
Accrued interest on Notes Payable	327,203	53,749
Accrued research and development	39,268	170,292
Other	56,579	151,412
Accrued expenses and other	$1,603,605	$1,074,611

4.             INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 and 2014 consist of the following:

	December 31, 2015	December 31, 2014
Technology license	$413,398	$413,398
Less: accumulated amortization	(94,851)	(55,858)
Intangibles, net	$318,547	$357,540

Amortization expense relating to intangible assets was $38,994 and $25,208 during the years ended December 31, 2015 and 2014, respectively.

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements, which replaced the single license agreement dated April 27, 2009. The Company paid to MGH an initial license fee of $175,000 for each license.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy. Based on our assessment, we did not recognize any impairment as of December 31, 2015 and 2014.

As of June 1, 2014, the Company relinquished its Alzheimer’s license and accordingly recorded a loss on disposal of $16,591 in the year ended December 31, 2014.

Future amortization will approximate $39,000 for each of the next five years.

See Note 11 for commitments and contingencies associated with the Company’s technology licenses.

5.            CONVERTIBLE NOTES PAYABLE - SHORT TERM

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

In connection with the issuance of the Convertible Notes (as defined and discussed below) issued in 2015, the holders of the Notes, in the outstanding principal amount of $2,198,416, amended their Notes to (i) extend the maturity date an additional six months, (ii) change the terms of the conversion premium from 1.15 to 1.25 to be consistent with conversion terms of the Convertible Notes, and (iii) provide that the issuance of promissory notes by the Company in a transaction with a substantially similar structure to the transactions contemplated by the Notes shall not be deemed a Subsequent Financing.

In addition, in September 2014, the Company issued a promissory note to a shareholder in the principal amount of $150,000. Interest accrues on the note at a rate of 12% per annum in the event this note is repaid upon maturity on December 31, 2014; otherwise interest accrues at a rate of 16% per annum. As of December 31, 2015, the Company repaid the outstanding principal balance of this note. The accrued interest on the note in the amount of $20,651 has not been repaid and is included in accrued expenses in the Company’s consolidated balance sheet.

2015 Convertible Notes Payable

On May 28, 2015, the Company accepted subscriptions pursuant to a new Note and Warrant Purchase Agreement, as amended on August 6, 2015, for the issuance and sale in a private placement of up to $3,000,000 of convertible promissory notes (the “Convertible Notes”).  The Convertible Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum.  All principal and accrued interest under the Convertible Notes will, at the sole option of the investor (i) convert into the Company’s next equity or equity-linked financing in which the Company raises gross proceeds of at least $3,600,000 (the “Subsequent Financing”), into such securities, including warrants of the Company as are issued in the Subsequent Financing, the amount of which shall be determined in accordance with the following formula: (the outstanding balance of the Convertible Notes plus accrued interest as of the closing of the Subsequent Financing) x (1.25) / (the per security price of the securities sold in the Subsequent Financing), or (ii) convert into a new financing in which the Company shall issue to the investor one share of common stock and one-half of one warrant at a purchase price no greater than $0.35 per share. The per security price of the securities sold in the Subsequent Financing shall not exceed $0.35.  In addition, the holders of the Convertible Notes shall have the option, at any time, to convert all principal and accrued interest into common stock at a price per share of $0.35.   In the event that the Company shall, at any time, issue or sell additional shares of common stock or common stock equivalents, as defined, at a price per share less than $0.35, then the conversion price of the Convertible Notes shall be reduced to a price equal to the consideration paid for these additional shares of common stock.

Pursuant to the Note and Warrant Purchase Agreement, the Company issued warrants at an initial exercise price per share of $0.50 to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock such investor would receive upon full conversion of the Convertible Notes at a conversion price of $0.35 per share.

From May through December 2015, the Company issued Convertible Notes in the aggregate principal amount of $2,780,005 and warrants to purchase 3,971,436 shares of common stock at an exercise price of $0.50 per share.  In connection with the issuance of the Convertible Notes, the Company paid to placement agents a cash fee of $142,400 and issued 406,859 five-year warrants to purchase shares of common stock at an exercise price of $0.50 per share.   On the issuance date, the fair value of the placement agent warrants was $39,108 which was recorded as a deferred offering cost and as a derivative warrant liability.

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

In addition, during the year ended December 31, 2015, the Company issued other short-term financing notes in the aggregate amount of $365,000. As of December 31, 2015, the outstanding principal balance of these notes, and interest of $3,543, had been repaid.

In connection with the issuance of the short-term financing notes and the Convertible Notes in 2014 and 2015, the Company incurred $336,127 in issuance costs.  These costs are recorded as deferred issuance costs, included in prepaid expenses and other current assets on the Company’s balance sheet and amortized to interest expense over the term of such Convertible Notes. For the year ended December 31, 2015 and 2014, the Company has amortized $155,479 and $44,388, respectively, of issuance costs to expense.  For the year ended December 31, 2015 and 2014, the Company recorded non-cash interest expense related to the amortization of the discount on the Convertible Notes of $355,883 and $0, respectively.

Interest expense, including amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $792,887 and $104,132 for the years ended December 31, 2015 and 2014, respectively.

The issuance of the Convertible Notes has resulted in an adjustment to the conversion price and exercise price of certain of the Company’s outstanding securities, including its Series A Preferred Stock, Series B Preferred Stock and certain outstanding warrants, to $0.35 per share as a result of the various “full-ratchet” anti-dilution provisions contained in such securities.

Lewis Opportunity Fund, an affiliate of W. Austin Lewis, IV, a member of the Company’s Board of Directors, participated as an investor in the Convertible Notes in 2015 in an aggregate principal amount of $2,000,000 and was issued warrants to purchase an aggregate of 2,857,143 shares of common stock.

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

6.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2015 and 2014, 150,611 and 949,477 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As a result of the issuance of the Series B Preferred Stock pursuant to the Series B Preferred Stock offering in 2013, the conversion price of the Series A Preferred Stock was reduced from $0.83 to $0.50. As a result of the issuance of the Convertible Notes, the conversion price was further reduced to $0.35. During the year ended December 31, 2015, 856,219 shares of Series A Preferred Stock were converted into 1,923,324 shares of the Company’s common stock. In addition, the Company issued 45,987 shares of the Company’s common stock in satisfaction of $17,033 dividend accrued on the shares of Series A Preferred Stock that were converted. During the year ended December 31, 2014, 1,493,976 shares of Series A Preferred Stock were converted into 2,480,000 shares of the Company’s common stock. In addition, the Company issued 34,339 shares of the Company’s common stock in satisfaction of $17,170 dividend accrued on the shares of Series A preferred Stock that were converted.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of December 31, 2015, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

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

For the year ended December 31, 2015, the Company accrued a preferred stock dividend of $64,635 and issued 57,353 shares of Series A Preferred Stock in payment of such dividend. In addition, during the year ended December 31, 2015, the Company issued 45,987 shares of common stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into common stock. For the year ended December 31, 2014, the Company accrued a preferred stock dividend of $94,573 and issued 93,257 shares of Series A Preferred Stock in payment of such dividend. In addition, during the year ended December 31, 2014, the Company issued 34,399 shares of common stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into common stock

Liquidation preference

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 12,000,000 shares have been designated Series B Preferred Stock. At December 31, 2015 and 2014, 5,382,071 and 5,694,571 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

For the year ended December 31, 2015, the Company accrued a Series B Preferred Stock dividend of $509,399 which is included in accrued expenses in the Company’s consolidated balance sheet. In addition, the Company issued 160,267 shares of common stock in payment of such dividend as related to the 312,500 shares of Series B Preferred Stock converted to common stock during the year ended December 31, 2015. For the year ended December 31, 2014, the Company accrued a Series B Preferred Stock dividend of $466,966 which is included in accrued expenses in the Company’s consolidated balance sheet. The Company issued 2,507 shares of common stock in payment of such dividend as related to the 31,250 shares of Series B Preferred Stock converted to common stock during the year ended December 31, 2014

Liquidation Preference

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

Voluntary Conversion

Each share of Series B Preferred Stock is convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.  As a result of the issuance of common stock pursuant to the 2013 Common Stock Offering, the conversion price of the Series B Preferred Stock was reduced from $0.80 to $0.50, provided, however, Platinum waived its right to adjust the conversion price of the 4,523,076 shares of Series B Preferred Stock held by it and accordingly, such conversion price remained at $0.80 per share solely with respect to Platinum until the issuance of common stock to consultants in April 2014 with a fair value of $0.53 per share. As a result of the issuance of the Convertible Notes, the conversion price of all outstanding Series B Preferred Stock was further reduced to $0.35. During the year ended December 31, 2015, 312,500 shares of Series B Preferred Stock were converted into 714,285 shares of the Company’s common stock. During the year ended December 31, 2014, 31,250 shares of Series B Preferred Stock were converted into 50,000 shares of the Company’s common stock.

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

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value, At December 31, 2015 and 2014, the Company had issued and outstanding 32,908,503 and 29,197,497, respectively, shares of its common stock.

In December 2015, the Company issued an aggregate of 867,143 shares of common stock, with a total fair value of $337,250, for consulting services and in settlement of certain outstanding liabilities to third parties. As of December 31, 2015, $30,000 of this settlement, relates to services to be performed in 2016 and is included in prepaid expense in the consolidated balance sheet. In addition, certain settlement agreements included a provision to issue, upon a Subsequent Financing as defined, an amount of warrants equal to fifty percent of the number of shares of common stock issued by the Company in the Subsequent Financing.

In January 2014, the Company issued 470,000 shares of common stock, at $0.50 per share for net cash proceeds of $203,055.

In April 2014, the Company issued 304,888 shares of common stock for services performed pursuant to a consulting agreement. The total fair value of these shares, $178,160, is included in operating expenses in the consolidated statement of operations.

7.            STOCK PURCHASE WARRANTS

Common Stock Warrants

During the year ended December 31, 2015, the Company issued 3,971,436 common stock warrants to investors and 406,859 common stock warrants to the placement agents in connection with issuance of the Convertible Notes (see Note 5). These warrants are recorded as a derivative liability.

In addition, during the year ended December 31, 2015, the Company issued 607,229 common stock warrants at an exercise price of $0.50 per share with a five-year term. These warrants were issued in consideration of the warrant holder waiving its rights with respect to indebtedness incurred by the Company in excess of the amount permitted pursuant to the Certificate of Designation of Relative Rights and Preferences of the Company’s Series A Preferred Stock.  The warrants had a fair value of $80,472 and are included in interest and other expense in the consolidated statement of operations.

During the year ended December 31, 2015, 3,558,395 stock purchase warrants expired with a weighted average exercise price of $1.29.

As a result of the issuance of the Convertible Notes, the exercise price of the 8,676,408 common stock warrants, which were issued in connection with the Company's Series B Preferred Stock in 2013 and 2014, was reduced to $0.35 per share.

During the year ended December 31, 2014, the Company issued 470,000 common stock warrants to investors and 45,000 common stock warrants to the placement agents in connection with the sale of common stock.

In addition, during the year ended December 31, 2014, the Company exchanged 546,470 common stock warrants for an equal number of warrants with the same terms as the warrants issued in connection with the sale of the Company’s Series B Preferred Stock. As a result of this exchange and because such new warrants are derivative instruments, the Company increased its derivative warrant liability by approximately $115,000, the fair value of the warrants on the date of the modification. In addition, in conjunction with the exchange, the Company recognized a one-time expense of approximately $82,000 representing the incremental fair value resulting from the modification, which is included in the accompanying statements of operations.

During the year ended December 31, 2014, various warrant holders exercised their rights to purchase 180,750 shares of the Company’s common stock, with an average exercise price of $0.50 per share, pursuant to a cash exercise whereby the Company received cash proceeds of $90,375.

The following is a summary of all common stock warrant activity during the year ended December 31, 2015:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2014	14,854,035	$0.50 - 1.33	$0.76
Warrants Issued/Exchanged	4,985,524	$0.50	$0.50
Warrants Expired/Forfeited	(3,558,395)	$1.29	$1.29
Warrants Exercised	-	$-	$-
Warrants issued and exercisable at December 31, 2015	16,281,164	$0.35 - 1.33	$0.48

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2015:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.35	8,676,408	2.75	$0.35
$0.50	4,378,295	4.75	$0.50
Total warrants accounted for as derivative liability	13,054,703	3.42	$0.40

$0.50	607,229	4.79	$0.50
$0.83	2,108,500	2.80	$0.83
$0.84	20,000	0.59	$0.84
$0.85	281,912	1.56	$0.85
$0.95	20,000	0.75	$0.95
$1.00	165,417	3.13	$1.00
$1.33	23,403	0.07	$1.33
Total warrants accounted for as equity	3,226,461	3.04	$0.78
Total for all warrants outstanding	16,281,164	3.35	$0.48

The Company used the Black-Scholes option price calculation to value the warrants granted in 2015 using the following assumptions: risk-free rate of 1.76%, volatility of 49.42%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the grant date fair value of these warrants were: a risk free interest rate with the range from 1.37% - 1.76%, volatility of 49.42%, actual term and exercise price of the warrants granted. There were no material changes to the primary assumptions, as noted above, used to determine the fair value of the warrants as of December 31, 2015.

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

8.             COMMON STOCK OPTIONS

On February 11, 2011, the Company adopted its 2011 Equity Incentive Plan (the “Plan”) under which 6,475,750 shares of common stock were reserved for issuance under options or other equity interests as set forth in the Plan. Under the Plan, options are available for issuance to employees, officers, directors, consultants and advisors. The Plan provides that the board of directors will determine the exercise price and vesting terms of each option on the date of grant. Options granted under the Plan generally expire ten years from the date of grant. As of December 31, 2015, there were 1,318,405 shares available for issuance under the Plan.

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of December 31, 2015 The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the year ended December 31, 2015:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,644,428	$0.68
Options granted	625,000	$0.39
Options forfeited	(273,333)	$0.58
Options exercised	-	$-
Outstanding at December 31, 2015	4,996,095	$0.65

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2014	3,781,096	$0.68
Exercisable at December 31, 2015	4,312,762	$0.68

The weighted average fair value of options granted during the year ended December 31, 2015 was $0.11.

The weighted average remaining contractual term for exercisable and outstanding options is 4.85 and 5.44 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $87,750 and $87,750, respectively.

As of December 31, 2015, there was approximately $49,713 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 2.7 years at December 31, 2015.

The Company used the Black-Scholes option pricing model to value all option grants (see Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

9.            RETIREMENT PLAN

In 2011, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  All employees are eligible to become participants of the plan upon reaching age 21 on the first day of the month following the hire date.  Each employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations.  The Company reserves the right to make additional contributions to the plan.  The Company has elected to make “safe harbor” contributions equal to 100% of the first 6% of participants’ elective deferrals.  In the years ended December 31, 2015 and 2014, the Company recognized expense related to its contributions of $37,175 and $25,079, respectively.

10.           INCOME TAXES

The Company is subject to taxation in the U.S. and the State of New Jersey. At December 31, 2015 and 2014, the Company had gross deferred tax assets calculated at an expected blended rate of 39.94% of approximately $11,149,349 and $9,669,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $11,149,000 and $9,669,000 has been established at December 31, 2015 and 2014, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Gross deferred tax assets:
Net operating loss carry-forwards	$9,099,986	$7,761,239
Stock based expenses	1,094,424	1,133,147
Tax credit carry-forwards	363,607	390,560
Capital loss carry-forwards & unrealized losses on investments	462,128	350,547
Long lived assets	129,204	33,866
	11,149,349	9,669,359

Deferred tax asset valuation allowance	(11,149,349)	(9,669,359)
Net deferred tax asset	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31, 2015	December 31, 2014
Income taxes benefit (expense) at statutory rate	34.00%	34.00%
State income tax, net of federal benefit	(5.94)%	(5.94)%
Permanent differences
Meals & entertainment	(0.1)%	(0.01)%
Share-based compensation & Warrant adjustments	2.56%	6.65%
Change in valuation allowance	(30.62)%	(34.61)%
	0%	0%

At December 31, 2015, the Company has gross net operating loss carry-forwards for federal income tax purposes of approximately $24,100,000 which expire in the years 2023 through 2035. The Company has gross state net operating loss carryforwards of approximately $15,000,000 which expire in the years 2031 through 2035.  The Company also has federal research and development carryforwards of approximately $364,000 which expire twenty years from the date of inception.  The net increase in the valuation allowance in the years ended December 31, 2015 and 2014 was approximately $1,500,000 and $2,000,000, respectively.

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

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

On July 31, 2015, the Company paid annual maintenance fees of $125,000 for each of its license agreements.  Upon payment, these costs were recorded as prepaid expenses, included in prepaid expenses and other current assets on the Company’s balance sheet and are being expensed over the term of one year. For the year ended December 31, 2015, the Company has recorded license fee expense of $153,332.

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

In addition, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union.  On February 28, 2013, the Company announced that the Phase II trial had begun and released the initial data and images from the trial. On February 6, 2014, the Company presented interim data from the trial at the SNMMI mid-winter meeting.  On October 20, 2014, the Company presented additional interim data at the EANM meeting in Gothenburg, Sweden. In December 2014, the Company announced that the enrollment for a Phase II clinical trial of CardioPET was closed. The estimated remaining cost payable to SGS through the completion of the trial, based upon the original contracted amount, is approximately $320,000.

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.  In connection with this agreement, the Company has recorded $235,000 as of December 31, 2015 related to start-up costs.  The trial is expected to commence in the near future. The estimated cost of this program is $1.7 million.

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

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 with an expiration date of April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement. The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit. On February 24, 2015, the Company signed a three-year renewal of the lease which will expire on April 30, 2018. Subsequent to April 30, 2016, the Company will have the option to terminate the lease with 6 months prior notice. The future minimum lease payments remaining through April 30, 2018 are as follows:

Year ending December 31:
2016	$76,200
2017	76,200
2018	25,400
Total	$177,800

Rent expense, net of sublease income, was $76,975 and $74,680 for the years ended December 31, 2015 and 2014, respectively.

Legal Contingencies

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice. On January 4, 2016, the court issued its opinion granting the Company’s motion for summary judgment in its entirety, dismissing Plaintiff’s claims, and closing the case. As of today’s date, Plaintiff has not filed a notice of appeal.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

12.          SUBSEQUENT EVENTS

Effective as of January 8, 2016, Mr. Andrew H. Sassine resigned as a director. The resignation was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

On January 19, 2016, 10,542 shares of Series A Preferred Stock were converted into 25,000 shares of common stock. In addition, the Company issued 130 shares of its common stock in satisfaction of a $45.66 dividend accrued on the shares of Series A Preferred Stock that were converted.

In January 2016, the Company issued 61,159 shares of common stock with a fair value of $21,406 in settlement of certain outstanding liabilities to third parties.

On January 20, 2016, the Company entered into a further amendment to the 2014 Convertible Notes Payable, which among other changes, provides for (i) extension of the maturity date for an additional six months,  (ii) retroactive increase of the interest rate to 12%, (iii) the ability to voluntary convert the investment, including principal and interest multiplied by 1.25, at a conversion price of $0.35 per share (which results in an effective conversion price of $0.28 per share), (iv) resale registration rights, and (v) “full-ratchet” anti-dilutive protection. As a result of this amendment to the 2014 Convertible Notes Payable, the conversion price of each of the Company's existing Series A Preferred Stock, Series B Preferred Stock, the Convertible Notes and certain related warrants, has been adjusted to $0.28 per share.

In February and March, 2016, the Company issued 225,000 shares of common stock pursuant to the conversion of 2014 Convertible Notes.

On March 23, 2016, the Company issued promissory note for $150,000 with terms substantially similar to the 2014 Convertible Notes, as amended (see Note 5).