Form 10-Q
period 2016-03-31
FLUOROPHARMA MEDICAL, INC.
filed 2016-05-16
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2016
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2016, there were 33,354,792 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

FluoroPharma Medical, Inc.

i

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$41,172	$290,847
Prepaid expenses and other	97,042	218,155
Total Current Assets	138,214	509,002

Property and equipment, net	9,845	11,049
Intangible assets, net	308,799	318,547

Total Assets	$456,858	$838,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term, net (see Note 4)	$5,036,979	$4,349,449
Accounts payable	1,298,248	1,219,867
Derivative liabilities	1,992,776	1,526,060
Accrued expenses and other	1,583,583	1,603,605
Total Current Liabilities	9,911,586	8,698,981

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated
140,069 and 150,611 shares issued and outstanding at March 31, 2016 and
December 31, 2015, respectively	142	152
(preference in liquidation of $119,192 at March 31, 2016)
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated
5,382,071 shares issued and outstanding at March 31, 2016
and December 31, 2015	5,382	5,382
(preference in liquidation of $5,477,440 at March 31, 2016)
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 33,219,792 and 32,908,503 shares issued and outstanding
at March 31, 2016 and December 31, 2015, respectively	33,221	32,910
Additional paid-in capital	24,816,404	24,705,547
Accumulated deficit	(34,309,877)	(32,604,374)
Total Stockholders’ Deficit	(9,454,728)	(7,860,383)

Total Liabilities and Stockholders’ Deficit	$456,858	$838,598

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Operating Expenses:
General and administrative	$492,311	$678,636
Research and development	189,660	182,405
Total Operating Expenses	681,971	861,041

Loss from Operations	(681,971)	(861,041)

Other Income (Expense):
Other income	2,485	-
Loss on debt extinguishment	(1,017,148)	-
Gain on settlement of accounts payable	21,406	-
Loss on sale of trading securities	-	(11,946)
Unrealized gain on trading securities	-	7,986
Gain on revaluation and modification of derivative liabilities	501,670	368,007
Interest and other expense	(399,076)	(77,102)
Total Other Income (Expense), net	(890,663)	286,945

Net Loss	$(1,572,634)	$(574,096)

Preferred Stock Dividends	(132,869)	(142,895)

Net Loss Attributable to Common Stockholders	$(1,705,503)	$(716,991)

Net Loss per Common Share - Basic and Diluted	$(0.05)	$(0.02)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	33,060,322	29,224,959

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(1,572,634)	$(574,096)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	10,952	12,818
Amortization of issuance costs and discounts on convertible notes	265,175	31,674
Accretion of interests related to convertible notes	64,719	-
Share-based compensation related to stock options	22,206	98,222
Gain on accounts payable settlement	(21,406)	-
Loss on debt extinguishment	1,017,148	-
Net loss on sale of trading securities	-	11,946
Change in unrealized loss on trading securities	-	(7,986)
Gain on revaluation and modification of derivative liabilities	(501,670)	(368,007)
(Increase) decrease in:
Prepaid expenses and other	74,795	12,798
Deferred issuance costs on convertible notes	57,955	-
Increase (decrease) in:
Accounts payable	121,193	355,841
Accrued expenses and other	67,752	36,579
Net Cash Used by Operating Activities	(393,815)	(390,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	35,970
Net Cash Provided by Investing Activities	-	35,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	150,000	200,000
Notes payable issuance costs	(5,860)	(1,940)
Repayment of notes payable	-	(10,000)
Net Cash Provided by Financing Activities	144,140	188,060

Net change in Cash and Cash Equivalents	(249,675)	(166,181)
Cash and Cash Equivalents, Beginning of Period	290,847	252,145
Cash and Cash Equivalents, End of Period	$41,172	$85,964

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$1,662	$-

Supplemental Non-Cash Disclosure:
Series B Preferred Stock dividends	$129,889	$123,564
Series A Preferred Stock dividends	$2,935	$18,111
Accounts payable settled in Common Stock	$21,406	$-
Conversion of Series A Preferred Stock dividend to Common Stock	$46	$1,220
Conversion of Series A Preferred Stock to Common Stock	$10	$75
Conversion of Convertible Notes	$67,500	$-
Fair value of embedded derivative liability in 2016 Convertible Notes	$33,911	$-
Fair value of embedded derivative liability in 2014 Convertible Notes	$945,951	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FluoroPharma Medical, Inc. and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete annual financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation.  Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or for any other interim period.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2015, as included in the Company's Form 10-K filed with the SEC on March 30, 2016.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $34,309,877 as of March 31, 2016.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the three months ended March 31, 2016, the Company raised net cash proceeds of $144,140 through the issuance of notes payable.  During the year ended December 31, 2015, the Company raised net cash proceeds of $2,686,315 through the issuance of notes payable. In addition, during the year ended December 31, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received as consideration for the issuance of promissory notes.

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

Impairments

The Company assesses the impairment of its intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. The Company records an impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

Management has determined that no impairments were required as of March 31, 2016 and December 31, 2015, respectively.

Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including certain marketable securities and derivatives. Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances.  During the three months ended March 31, 2016, the Company valued the Amended 2014 Notes (see Note 4) at fair value in connection with a modification in terms that was accounted for as a Debt Extinguishment. The Amended 2014 Notes were recorded at fair value on the date of the modification and are not subsequently adjusted to fair value.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 are summarized below:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$-	$1,992,776	$1,992,776

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liability	$-	$-	$1,526,060	$1,526,060

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liability:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Fair value at beginning of period	$1,526,060	$1,354,319
Embedded conversion feature - 2014	945,951	-
Embedded conversion feature - 2016	33,911	-
Conversion of notes	(11,476)	-
Change in fair value	(501,670)	(368,007)
Fair value at end of period	$1,992,776	$986,312

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2016 are summarized below:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Convertible Notes	$-	$-	$2,495,582	$2,495,582

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2015.

The fair value of the Amended 2014 Notes was estimated using a discounted cash flow analysis which included an estimated discount rate of 14% reflecting various risk factors including the specific terms of the notes, company-specific credit risk and interest rate risk, among others. The difference between the fair value of the Amended 2014 Notes and the carrying value of the 2014 Notes is primarily the result of the retroactive increase in the interest rate (see Note 4).

Recently Issued Accounting Standards

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

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015.  The Company adopted ASU 2015-03 on January 1, 2016 and applied the standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $78,305 and $136,260 of unamortized debt issuance costs related to the Company's Convertible Notes (see Note 4) from prepaid expenses and other current assets to convertible notes payable within the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company adopted this standard on January 1, 2016.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term.  Additionally, the new guidance has simplified accounting for sale and leaseback transactions.  Lessor accounting is largely unchanged.  The ASU is effective for fiscal years beginning after December 15, 2018.  Early application is permitted. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of March 31, 2016 and December 31, 2015 consist of:

	March 31, 2016	December 31, 2015
Prepaid expenses & other:

Prepaid insurance	$17,316	$39,756
Annual license fees	41,667	104,167
Other	38,059	74,232
Prepaid expenses & other	$97,042	$218,155

Accrued expenses & other:
Accrued dividends Series A and B Preferred Stock	$1,174,718	$1,041,894
Accrued interest on notes payable	162,334	327,203
Deferred salary	115,625	88,958
Research and development	46,303	39,268
Other	84,603	106,282
Accrued expenses & other	$1,583,583	$1,603,605

4.            CONVERTIBLE NOTES PAYABLE – SHORT TERM

2014 Convertible Notes Payable

During 2014 and 2015, the Company issued promissory notes (the “2014 Notes”) pursuant to a Note Purchase Agreement entered into with certain accredited investors for an aggregate principal amount of $2,198,416. The 2014 Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum. All principal and accrued interest under the 2014 Notes will automatically convert into the Company’s next equity or equity-linked financing (a “Subsequent Financing”) in accordance with the following formula: (outstanding balance of the Notes as of the closing of the Subsequent Financing) x (1.15) / (the per security price of the securities sold in the Subsequent Financing).  The investors shall be considered to be purchasers in the Subsequent Financing by way of their converted 2014 Notes.  In addition, upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing.

In May 2015, in connection with the issuance of the Convertible Notes (as defined and discussed below), the holders of the 2014 Notes, in the outstanding principal amount of $2,198,416, amended their 2014 Notes to (i) extend the maturity date an additional six months, (ii) change the terms of the conversion premium from 1.15 to 1.25 to be consistent with conversion terms of the Convertible Notes, and (iii) provide that the issuance of promissory notes by the Company in a transaction with a substantially similar structure to the transactions contemplated by the 2014 Notes shall not be deemed a Subsequent Financing.

On January 20, 2016, the Company further amended  the 2014 Notes (the “Amended 2014 Notes”),  in order to  (i) extend the maturity date for an additional six months,  (ii) retroactively increase the interest rate to 12%, (iii) provide the ability to voluntary convert the notes, including principal and interest multiplied by 1.25, at a conversion price of $0.35 per share (which results in an effective conversion price of $0.28 per share), (iv) provide resale registration rights, and (v) provide “full-ratchet” anti-dilutive protection. As a result of this amendment, the conversion price of each of the Company's existing Series A Preferred Stock, Series B Preferred Stock, the Convertible Notes and certain related warrants, has been adjusted to $0.28 per share.

The Company applied guidance in FASB ASC 470-50, “Debt Modifications and Extinguishments,” (ASC 470-50) and determined that the amendment qualified as a debt extinguishment (the “Debt Extinguishment”). This determination was made after calculating that the newly amended terms increased the fair value of the embedded conversion feature in excess of 10 percent.

In order to account for the Debt Extinguishment, the Company recorded the Amended 2014 Notes and the embedded conversion feature at their then fair values of $2,495,582 and $945,951, respectively.  The embedded conversion feature was recorded as a derivative liability after determining the requirements for equity classification, in accordance with ASC Topic 815-40, were not met.  The difference between the carrying value of the 2014 Notes, including all principal, accrued interest and deferred financing costs and the fair value of the Amended 2014 Notes and embedded conversion feature was recorded as a loss on debt extinguishment of $1,017,148 in the statement of operations.  The difference between the principal amount of the Amended 2014 Notes and the fair value of the Amended 2014 Notes of $238,515 will be amortized to interest expense over the term of the notes. During the three months ended March 31, 2016, the Company amortized interest of $64,719 on the Amended 2014 Notes.

The calculation of the loss on extinguishment is as follows:

March 31, 2016

Fair value – Amended 2014 Notes	$2,495,582
Fair value – embedded conversion feature	945,951
Total Amended 2014 Notes	3,441,533

Principal – 2014 Notes	2,198,416
Accrued interest – 2014 Notes	232,235
Deferred financing costs – 2014 Notes	(11,638)
Conversion – 2014 Notes	5,372
Total 2014 Notes	2,424,385
Loss on Extinguishment	$1,017,148

The derivative liability related to the embedded conversion feature is being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In February and March 2016, the Company issued 225,000 shares of common stock pursuant to the conversion of Amended 2014 Notes. The carrying value of the converted Amended 2014 Notes was approximately $61,396.

2015 Convertible Notes Payable

On May 28, 2015, the Company accepted subscriptions pursuant to a new Note and Warrant Purchase Agreement, as amended on August 6, 2015, for the issuance and sale in a private placement of up to $3,000,000 of convertible promissory notes (the “Convertible Notes”).  The Convertible Notes mature one year from the date of issuance and bear interest at the rate of 8% per annum.  All principal and accrued interest under the Convertible Notes will, at the sole option of the investor (i) convert into the Company’s next equity or equity-linked financing in which the Company raises gross proceeds of at least $3,600,000 (the “Subsequent Financing”), into such securities, including warrants of the Company as are issued in the Subsequent Financing, the amount of which shall be determined in accordance with the following formula: (the outstanding balance of the Convertible Notes plus accrued interest as of the closing of the Subsequent Financing) x (1.25) / (the per security price of the securities sold in the Subsequent Financing), or (ii) convert into a new financing in which the Company shall issue to the investor one share of common stock and one-half of one warrant at a purchase price no greater than $0.35 per share. The per security price of the securities sold in the Subsequent Financing shall not exceed $0.35.  In addition, the holders of the Convertible Notes shall have the option, at any time, to convert all principal and accrued interest into common stock at price per share of $0.35.   In the event that the Company shall, at any time, issue or sell additional shares of common stock or common stock equivalents, as defined, at a price per share less than $0.35, then the conversion price of the Convertible Notes shall be reduced to a price equal to the consideration paid for these additional shares of common stock.  As a result of the 2016 amendment to the 2014 Notes, the conversion price of the Convertible Notes was adjusted to $0.28 per share.

Pursuant to the Note and Warrant Purchase Agreement, the Company issued warrants at an initial exercise price per share of $0.50 to purchase a number of shares of common stock equal to fifty percent of the number of shares of common stock such investor would receive upon full conversion of the Convertible Notes at a conversion price of $0.35 per share.  As a result of the 2016 amendment to the 2014 Notes, the exercise price of the warrants was adjusted to $0.28 per share.

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

2016 Convertible Notes Payable

On March 23, 2016, the Company accepted subscriptions pursuant to a new Note Purchase Agreement for the issuance and sale in a private placement of an aggregate principal amount of up to $1,000,000 of convertible promissory notes (the “2016 Convertible Notes”), convertible into shares of common stock. The initial closing of the private placement was consummated on March 23, 2016 for an aggregate amount of $150,000, which was invested by Dr. Thomas H. Tulip, the Company’s chief executive officer. The Company may conduct any number of additional closings so long as the final closing occurs on or before the 120th day following the initial closing date.

The 2016 Convertible Notes mature one year from the date of issuance and bear interest at the rate of 12% per annum payable upon the earlier of (i) exchange or voluntary conversion of the 2016 Convertible Notes in accordance with the terms thereof and (ii) the maturity date. All principal and accrued interest under the 2016 Convertible Notes (the “Outstanding Balance”) will automatically convert into the Company’s next equity or equity-linked financing (the “Subsequent Financing”), without any action on the part of the investor, into such securities, including warrants of the Company that are issued in the Subsequent Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Subsequent Financing) x (1.25) / (the per security price of the securities sold in the Subsequent Financing). For the purpose of calculating the formula above, the per security price of the securities sold in the Subsequent Financing shall not exceed $0.35. The issuance of promissory notes by the Company in a transaction with a substantially similar structure to the 2016 Convertible Notes (as determined in good faith by the Company’s board of directors) shall not be deemed a Subsequent Financing.

Each investor also has the right, at its option at any time, to convert the Outstanding Balance into shares of common stock as is obtained by dividing (i) the Outstanding Balance to be converted multiplied by 1.25, by (ii) a conversion price, $0.35 per share; provided, however, if an event of default has occurred and is continuing, the conversion price shall be adjusted to $0.15 per share. The 2016 Convertible Notes are subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities (subject to certain standard carve-outs).

Upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant (the “Additional Warrant“), to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing. The terms of the Additional Warrants shall be substantially identical to the terms of the warrants issued in the Subsequent Financing, except the exercise price per share of the Additional Warrants shall be equal to the per share purchase price of the securities issued in the Subsequent Financing. In the event no warrants are issued in the Subsequent Financing, each of the investors shall nonetheless be entitled to an Additional Warrant, which Additional Warrant shall be non-callable, exercised on a cash only basis and have a term of five (5) years following the closing date of the Subsequent Financing.

The conversion feature of the 2016 Convertible Notes was analyzed.  The Company determined that the embedded conversion feature did not meet the requirements for equity classification in accordance with ASC Topic 815-40.  Therefore, the conversion feature with a fair value of $33,911 was bifurcated from the host contract, the 2016 Convertible Notes, and recorded as a derivative liability, thereby creating a discount on the 2016 Convertible Notes.  The conversion feature is also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In connection with the issuance of the short-term financing notes and the convertible notes in 2014, 2015 and 2016, the Company incurred $341,986 in issuance costs.  These costs are recorded as deferred issuance costs, which are offset against the proceeds from the convertible notes on the Company’s balance sheet and amortized to interest expense over the term of such convertible notes. For the three months ended March 31, 2016 and 2015, the Company has amortized $52,178 and $31,674, respectively, of issuance costs to expense.  For the three months ended March 31, 2016 and 2015, the Company recorded non-cash interest expense related to the amortization of the discount on the convertible notes of $212,997 and $0, respectively.

A reconciliation of the Company’s Convertible Notes Payable – Short Term, as of March 31, 2016, is as follows:

	2014 Amended Notes	2015 Convertible Notes	2016 Convertible Notes	Total

Principal	$2,198,416	$2,780,005	$150,000	$5,128,421
Adjustments to fair value, net of accretion	361,885	-	-	361,885
Conversions	(61,396)	-	-	(61,396)
Debt discount	-	(280,563)	(33,063)	(313,626)
Deferred financing costs	-	(72,573)	(5,732)	(78,305)

	$2,498,905	$2,426,869	$111,205	$5,036,979

Interest expense, including amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $399,076 and $77,102 for the three months ended March 31, 2016 and 2015, respectively.

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

For embedded conversion features that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these embedded conversion features were: risk free interest rate of 0.35%, volatility of 68.09%, and actual term of the related convertible notes.

5.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock. At March 31, 2016 and December 31, 2015, 140,069 and 150,611 shares of Series A Preferred Stock, respectively, were issued and outstanding.

During the three months ended March 31, 2016, 10,542 shares of Series A Preferred Stock were converted into 25,000 shares of common stock.  In addition, the Company issued 130 shares of its common stock in satisfaction of a $45.66 dividend accrued on the shares of Series A Preferred Stock that were converted.

For the three months ended March 31, 2016 and 2015, the Company accrued a preferred stock dividend of $2,935 and 18,111, respectively.

During the three months ended March 31, 2015, 75,301 shares of Series A Preferred Stock were converted into 125,000 shares of the Company’s common stock.  In addition, the Company issued 2,441 shares of the Company’s common stock in satisfaction of a $1,220 dividend accrued on the shares of Series A Preferred Stock that were converted.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock. At March 31, 2016 and December 31, 2015, 5,382,071 shares of Series B Preferred Stock were issued and outstanding.

For the three months ended March 31, 2016 and 2015, the Company accrued a Series B Preferred Stock dividend of $129,889 and $123,564, respectively.

During the three months ended March 31, 2016 and 2015, there were no voluntary conversions.

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At March 31, 2016 and December 31, 2015, the Company had issued and outstanding 33,219,792 and 32,908,503 shares of its common stock, respectively.

In January 2016, the Company issued an aggregate of 61,159 shares of common stock with fair value of $21,406 in settlement of certain outstanding liabilities to third parties.

In December 2015, the Company issued an aggregate of 867,143 shares of common stock, with a total fair value of $337,250, for consulting services and in settlement of certain outstanding liabilities to third parties. As of December 31, 2015, $30,000 of this settlement related to services that were performed in 2016 and is included in prepaid expense in the consolidated balance sheet. In addition, certain settlement agreements included a provision to issue, upon a subsequent financing as defined therein, an amount of warrants equal to fifty percent of the number of shares of common stock issued by the Company in the subsequent financing.

6.            STOCK PURCHASE WARRANTS

During the three months ended March 31, 2016, there were no stock purchase warrants issued.

During the three months ended March 31, 2016, 23,403 stock purchase warrants expired with a weighted average exercise price of $1.33.

As a result of the amendment to the 2014 Notes entered into with existing convertible note holders on January 20, 2016, the conversion price of certain related warrants has been adjusted to $0.28 per share.

The following represents additional information related to common stock warrants outstanding and exercisable at March 31, 2016:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.28	13,054,703	3.17	$0.28

Total warrants accounted for as derivative liability	13,054,703	3.17	$0.28

$0.50	607,229	4.54	$0.50
$0.83	2,108,500	2.55	$0.83
$0.84	20,000	0.34	$0.84
$0.85	281,912	1.31	$0.85
$0.95	20,000	0.50	$0.95
$1.00	165,417	2.88	$1.00

Total warrants accounted for as equity	3,203,058	2.81	$0.78
Total for all warrants outstanding	16,257,761	3.10	$0.38

For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate of 1.21%, volatility of 68.09%, and actual term and exercise price of the warrants granted.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of March 31, 2016. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the three months ended March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,996,095	$0.65
Options granted	125,411	$0.36
Options forfeited	(1,898,917)	$0.63
Options exercised	-	$-
Outstanding at March 31, 2016	3,222,589	$0.64

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2015	4,312,762	$0.68
Exercisable at March 31, 2016	2,577,589	$0.70

The weighted average fair value of options granted during the three months ended March 31, 2016 was $0.14.

At March 31, 2016, the weighted average remaining contractual term for exercisable and outstanding options is 4.24 and 5.19 years, respectively.  At March 31, 2016, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $54,000 and $54,000, respectively.

Employee stock-based compensation expense for the three months ended March 31, 2016 and 2015 is $22,206 and $98,222, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of March 31, 2016 and 2015, respectively: risk-free rate with a range from 1.78% - 1.83% and 1.82% - 1.94%, respectively, volatility of 68.08% and 49.42%, respectively, and expected term of 5 years and 5 years, respectively.  There was no dividend yield included in the calculations.

As of March 31, 2016, there was $45,496 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 2.45 years at March 31, 2016.

8.            COMMITMENTS AND CONTINGENCIES

License Agreements

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements (the “Agreements”), which Agreements replace the single license agreement between the Company and MGH dated April 27, 2009, as amended by letter dated June 21, 2011 and agreement dated October 31, 2011 (the “Original Agreement”). The Agreements provide exclusive licenses for the Company’s two lead product candidates, BFPET and CardioPET, two of the three cardiac imaging technologies covered by the Original Agreement. The Company and MGH are in discussions regarding the exclusive license to VasoPET, the third product candidate covered by the Original Agreement, the Company’s rights to which ceased upon the termination of the Original Agreement contemporaneously with the execution of the new Agreements. The Agreements were entered into primarily for the purpose of separating the Company’s rights and obligations with respect to its different product development programs. Each of the Agreements requires the Company to pay MGH an initial license fee of $175,000 and annual license maintenance fees of $125,000 each. The Agreements require the Company to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the United States Food and Drug Administration. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales.  The Company is amortizing the cost of these intangible assets over the remaining useful life of the Agreements of 10 years. For the three months ended March 31, 2016, the Company has recorded license fee expense of $20,833.

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

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.   In connection with this agreement, the Company has recorded $0 and $ 68,880   in the three months ended March 31, 2016 and 2015, respectively, related to start-up costs.  The trial is expected to commence in the near future. The estimated cost of this program is $1.7 million.

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

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and was to expire on April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement. The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit.  On February 24, 2015, the Company signed a three-year renewal of the lease which will expire on April 30, 2018. Subsequent to April 30, 2016, the Company will have the option to terminate the lease with 6 months prior notice. On January 18, 2016, the Company submitted the lease termination notice effective July 31, 2016.

Effective January 1, 2016, the Company has entered into a sub-lease agreement with AzurRx BioPharma Inc., in which, Johan (Thijs) Spoor, a member of the Company’s board of directors, is the president and C.E.O. As of March 1, 2016, the sublease is for $38,330 per annum, payable in equal monthly installments of $3,240.06 per month.

Rent expense, net of sublease income, was $11,880 and $19,050 for the three months ended March 31, 2016 and 2015, respectively.

Legal Contingencies

In July 2013, an action was filed against the Company in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to the Company’s refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery closed and on April 13, 2015, the Company filed a motion for summary judgment seeking to dismiss the entire action with prejudice. On January 4, 2016, the court issued its opinion granting the Company’s motion for summary judgment in its entirety, dismissing plaintiff’s claims, and closing the case.

The Company is not aware of any other material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

9.            SUBSEQUENT EVENTS

In April 2016, the Company issued 135,000 shares of common stock pursuant to the conversion of Amended 2014 Notes with a carrying value of $36,372.

On April 26, 2016 and May 4, 2016, the Company issued additional 2016 Convertible Notes for the aggregate amount of $150,000 (see Note 4).

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

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted ASU 2015-03 on January 1, 2016 and applied the standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $78,305 and $136,260 of unamortized debt issuance costs related to the Company's Convertible Notes (see Note 4) from prepaid expenses and other current assets to convertible notes payable within the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's financial statements.

In January 2015, FASB issued ASU 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. This ASU removes the concept of an extraordinary item.  Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company adopted this standard on January 1, 2016.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term.  Additionally, the new guidance has simplified accounting for sale and leaseback transactions.  Lessor accounting is largely unchanged.  The ASU is effective for fiscal years beginning after December 15, 2018.  Early application is permitted. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

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

Impairments

We assess the impairment of its intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable in accordance with ASC Topic 360-10-35, “Impairment or Disposal of Long-Lived Assets.” The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. We record an impairment charge if it believes an investment has experienced a decline in value that is other than temporary.

We have determined that no impairments were required as of March 31, 2016 and December 31, 2015, respectively.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at March 31, 2016, we had an accumulated deficit of approximately $34.3 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three Months Ended March 31, 2016 and 2015

G&A expenses were $492,311 and $678,636 for the three months ended March 31, 2016 and 2015, respectively. The 27.2% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $189,660 and $182,405 for the three months ended March 31, 2016 and 2015, respectively. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was ($890,663) and $286,945 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, other expense, net consisted primarily of loss on debt extinguishment of approximately $1,020,000 and a gain on revaluation and modification of the Company’s derivative liability of approximately $502,000 and interest and other expense of $400,000, which primarily related to the  interest expense on convertible notes payable. In addition, for the three months ended March 31, 2016, we recorded a gain on settlements of accounts payable of approximately $21,000 and dividend income of approximately $2,500. For the three months ended March 31, 2015, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $4,000 and a gain on revaluation and modification of the Company’s derivative liability of approximately $368,000 and interest expense of $77,000, which primarily related to the issuance of convertible notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $34.3 million as of March 31, 2016.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the three months ended March 31, 2016, we issued convertible promissory notes to a certain accredited investor and received gross proceeds of $150,000.

At March 31, 2016, we had cash, cash equivalents of approximately $40,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

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

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities for the three months ended March 31, 2016 was $393,815, which primarily reflected our net loss of $1,572,634 including a non-cash gain on revaluation of the derivative liability of $501,670, offset by other non-cash expenses of $1,416,749, and changes in the components of working capital of $263,740. Net cash used in operating activities for the three months ended March 31, 2015 was $390,211, which primarily reflected our net loss of $574,096, including a non-cash gain on revaluation of the derivative liability of $368,007, offset by other non-cash expenses of $146,674 and changes in the components of working capital of $405,218.

Net cash provided by investing activities was $0 for the three months ended March 31, 2016. Net cash provided by investing activities was $35,970 for the three months ended March 31, 2015, which primarily reflected the proceeds from the sale of trading securities.

For the three months ended March 31, 2016, net cash provided by financing activities was $144,140, which reflects net proceeds related to the issuance of convertible notes payable. For the three months ended March 31, 2015, net cash provided by financing activities was $188,060 which reflects net proceeds related to the issuance of notes payable.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2013, an action was filed against us in the United States District Court for the District of Nevada. The action, Todd Nelson v. Fluoropharma Medical, Inc. and Does 1 through 10, No. 13 CV 01152 JAD CWH, alleges that the plaintiff suffered losses attributable to our refusal to honor certain stock options after February 28, 2012.  Plaintiff seeks at least $325,200 in damages, as well as punitive and exemplary damages, prejudgment interest, and costs. Discovery has closed and on April 13, 2015, we filed a motion for summary judgment seeking to dismiss the entire action with prejudice.  On January 4, 2016, the court issued its opinion granting our motion for summary judgement in its entirety, dismissing plaintiff’s claims, and closing the case.

We are not aware of any other material, active, pending or threatened proceeding, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on March 30, 2016, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2015, we had an accumulated deficit of approximately $32.6 million. The Company believes it will have sufficient cash to fund its operations through May 2016.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: May 16, 2016	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)