Form 10-Q
period 2016-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2016-08-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2016
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2016, there were 33,756,772 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$408,309	$290,847
Prepaid expenses and other	55,363	218,155
Total Current Assets	463,672	509,002

Property and equipment, net	9,863	11,049
Intangible assets, net	299,049	318,547

Total Assets	$772,584	$838,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term, net (see Note 4)	$5,380,507	$4,349,449
Accounts payable	1,400,464	1,219,867
Derivative liabilities	1,649,010	1,526,060
Deferred revenue	183,333	-
Accrued expenses and other	2,348,089	1,603,605
Total Current Liabilities	10,961,403	8,698,981

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated 147,229 and 150,611 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (preference in liquidation of $122,200 at June 30, 2016)	149	152
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated 5,382,071 shares issued and outstanding at June 30, 2016 and December 31, 2015 (preference in liquidation of $5,607,330 at June 30, 2016)	5,382	5,382
Common stock - Class A - $0.001 par value, 100,000,000 shares authorized, 33,648,780 and 32,908,503 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,650	32,910
Additional paid-in capital	24,948,875	24,705,547
Accumulated deficit	(35,176,875)	(32,604,374)
Total Stockholders’ Deficit	(10,188,819)	(7,860,383)

Total Liabilities and Stockholders’ Deficit	$772,584	$838,598

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$439,700	$602,386	$932,011	$1,281,022
Research and development	239,667	102,801	429,327	285,206
Total Operating Expenses	679,367	705,187	1,361,338	1,566,228

Loss from Operations	(679,367)	(705,187)	(1,361,338)	(1,566,228)

Other Income (Expense):
Other income	-	-	2,485	-
Gain (loss) on debt extinguishment	21,413	-	(995,735)	-
Gain on settlement of accounts payable	-	-	21,406	-
Loss on sale of trading securities	-	-	-	(11,946)
Unrealized gain on trading securities	-	-	-	7,986
Gain (loss) on revaluation and modification of derivative liabilities	379,885	(642,031)	881,555	(274,024)
Interest and other expense	(456,031)	(80,822)	(855,107)	(157,924)
Total Other Income (Expense), net	(54,733)	(722,853)	(945,396)	(435,908)

Net Loss	$(734,100)	$(1,428,040)	$(2,306,734)	$(2,002,136)

Preferred Stock Dividends	(132,898)	(144,622)	(265,767)	(287,517)

Net Loss Attributable to Common Stockholders	$(866,998)	$(1,572,662)	$(2,572,501)	$(2,289,653)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.05)	$(0.08)	$(0.08)

Weighted Average Shares Used in per Share Calculation - Basic and Diluted:	33,423,524	29,430,742	33,241,923	29,328,418

The accompanying notes are an integral part of these consolidated financial statements.

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(2,306,734)	$(2,002,136)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	21,976	24,573
Amortization of issuance costs and discounts on convertible notes	472,787	60,486
Accretion of interests related to convertible notes	149,424	-
Share-based compensation related to stock options	26,879	150,570
Fair value of warrants	22,576	-
Gain on accounts payable settlement	(21,406)	-
Loss on debt extinguishment	995,735	-
Net loss on sale of trading securities	-	11,946
Change in unrealized loss on trading securities	-	(7,986)
Gain (loss) on revaluation and modification of derivative liabilities	(881,555)	274,024
(Increase) decrease in:
Prepaid expenses and other	81,030	20,897
Deferred issuance costs on convertible notes	93,399	-
Increase (decrease) in:
Accounts payable	223,409	606,631
Deferred revenue	183,333	-
Accrued expenses and other	705,302	79,737
Net Cash Used by Operating Activities	(233,845)	(781,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	35,970
Purchase of equipment	(1,293)	-
Net Cash Provided by (Used in) Investing Activities	(1,293)	35,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable – short term	360,000	600,000
Notes payable issuance costs	(7,400)	(54,815)
Repayment of notes payable	-	(10,000)
Net Cash Provided by Financing Activities	352,600	535,185

Net change in Cash and Cash Equivalents	117,462	(210,103)
Cash and Cash Equivalents, Beginning of Period	290,847	252,145
Cash and Cash Equivalents, End of Period	$408,309	$42,042

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$1,662	$-

Supplemental Non-Cash Disclosure:
Series B Preferred Stock dividends	$259,778	$248,503
Series A Preferred Stock dividends	$5,943	$34,685
Accounts payable settled in Common Stock	$21,406	$-
Conversion of Series A Preferred Stock dividend to Common Stock	$46	$4,329
Conversion of Series A Preferred Stock to Common Stock	$10	$180
Conversion of Convertible Notes	$167,217	$-
Fair value of embedded derivative liability in 2016 Convertible Notes	$73,825	$-
Fair value of embedded derivative liability in 2014 Convertible Notes	$945,951	$-

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $35,176,875 as of June 30, 2016.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the six months ended June 30, 2016, the Company raised net cash proceeds of $352,600 through the issuance of notes payable.  During the year ended December 31, 2015, the Company raised net cash proceeds of $2,686,315 through the issuance of notes payable. In addition, during the year ended December 31, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received as consideration for the issuance of promissory notes.

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

Management has determined that no impairments were required as of June 30, 2016 and December 31, 2015, respectively.

Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including certain marketable securities and derivatives. Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances.  During the six months ended June 30, 2016, the Company valued the Amended 2014 Notes (see Note 4) at fair value in connection with a modification in terms that was accounted for as a Debt Extinguishment. The Amended 2014 Notes were recorded at fair value on the date of the modification and are not subsequently adjusted to fair value.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized below:

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$-	$1,649,010	$1,649,010

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liability	$-	$-	$1,526,060	$1,526,060

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liability:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Fair value at beginning of period	$1,526,060	$1,354,319
Embedded conversion feature – Amended 2014 Notes	945,951	-
Embedded conversion feature – 2016 Notes	73,825	-
Embedded conversion feature – Amended 2014 Notes converted	(15,271)	-
Change in fair value	(881,555)	274,024
Fair value at end of period	$1,649,010	$1,628,284

Revenue Recognition

From time to time the Company enters into licensing agreements, the terms of which may include grants of licenses, or options to obtain licenses, to our intellectual property and research and development activities. Payments under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

The Company recognizes milestone payments as revenue in their entirety upon the achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.  Amounts received contractually designated to fund further research are recorded as a reduction to research and development expenses when the Company has satisfied all performance obligations to the licensee and expenses for specified development activities have been incurred.

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

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of June 30, 2016 and December 31, 2015 consist of:

	June 30, 2016	December 31, 2015
Prepaid expenses and other:
Prepaid insurance	$18,944	$39,756
Annual license fees	-	104,167
Other	36,419	74,232
Prepaid expenses & other	$55,363	$218,155

Accrued expenses and other:
Accrued dividends Series A and B Preferred Stock	$1,301,672	$1,041,894
Accrued interest on notes payable	325,709	327,203
Deferred salary	155,625	88,958
Research and development	67,465	39,268
Funded research	366,667	-
Other	130,951	106,282
Accrued expenses & other	$2,348,089	$1,603,605

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

In order to account for the Debt Extinguishment, the Company recorded the Amended 2014 Notes and the embedded conversion feature at their then fair values of $2,495,582 and $945,951, respectively.  The embedded conversion feature was recorded as a derivative liability after determining the requirements for equity classification, in accordance with ASC Topic 815-40, were not met.  The difference between the carrying value of the 2014 Notes, including all principal, accrued interest and deferred financing costs and the fair value of the Amended 2014 Notes and embedded conversion feature was recorded as a loss on debt extinguishment of $1,022,520 in the statement of operations.  The difference between the principal amount of the Amended 2014 Notes and the fair value of the Amended 2014 Notes of $238,515 will be amortized to interest expense over the term of the notes. During the six months ended June 30, 2016, the Company amortized interest of $146,615 on the Amended 2014 Notes.

During the six months ended June 30, 2016, the Company issued 653,988 shares of common stock pursuant to the conversion of Amended 2014 Notes. The carrying value of the converted Amended 2014 Notes plus accreted interest was approximately $178,731 and the fair value of the derivative related to the embedded conversion feature was $15,271. The Company recorded a gain on extinguishment related to these conversions totaling $26,785.

The calculation of the net loss on extinguishment is as follows:

June 30, 2016

Fair value – Amended 2014 Notes	$2,495,582
Fair value – embedded conversion feature	945,951
Total Amended 2014 Notes	3,441,533

Principal – 2014 Notes	2,198,416
Accrued interest – 2014 Notes	232,235
Deferred financing costs – 2014 Notes	(11,638)
Total 2014 Notes	2,419,013

Loss on Extinguishment from 2014 Note Amendment	1,022,520

Carrying value – Amended 2014 Notes converted	175,922
Value of interest accretion – Amended 2014 Notes converted	2,809
Fair value of embedded conversion feature – Amended 2014 Notes converted	15,271
Fair value – common stock issued upon conversion	(167,217)
Gain on Extinguishment from Amended 2014 Note Conversions	26,785

Loss on Extinguishment, net	$995,735

The derivative liability related to the embedded conversion feature is being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

Upon conversion, the notes and embedded derivatives are removed at their carrying value, after a final mark-to-market of the embedded derivative’s fair value. Common stock issued upon conversion is measured at its current fair value, with any difference recorded as a gain or loss on extinguishment.

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

On May 26, 2016, the 2015 Notes were amended to (i) extend the maturity date an additional six months and (ii) increase the interest rate, from 8% to 12%, applied retroactively from the initial issuance date of the Notes. The Company applied guidance in ASC 470-50 and determined that the amendment did not qualify as a debt extinguishment. This determination was made after calculating that the present value of the cash flows under the modified debt instrument is less than a 10 percent change from the present value of the remaining cash flows under the original debt.

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

From April 26, 2016 through May 24, 2016, the Company issued additional 2016 Convertible Notes in the aggregate principal amount of $210,000.

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

The conversion feature of the 2016 Convertible Notes was analyzed.  The Company determined that the embedded conversion feature did not meet the requirements for equity classification in accordance with ASC Topic 815-40.  Therefore, the conversion feature with a fair value of $73,825 was bifurcated from the host contract, the 2016 Convertible Notes, and recorded as a derivative liability, thereby creating a discount on the 2016 Convertible Notes.  The conversion feature is also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

In connection with the issuance of the short-term financing notes and the convertible notes in 2014, 2015 and 2016, the Company incurred $343,526 in issuance costs.  These costs are recorded as deferred issuance costs, which are offset against the proceeds from the convertible notes on the Company’s balance sheet and amortized to interest expense over the term of such convertible notes. For the six months ended June 30, 2016 and 2015, the Company has amortized $89,162 and $60,486, respectively, of issuance costs to expense.  For the six months ended June 30, 2016 and 2015, the Company recorded non-cash interest expense related to the amortization of the discount on the convertible notes of $383,625 and $0, respectively.

A reconciliation of the Company’s Convertible Notes Payable – Short Term, as of June 30, 2016, is as follows:

	2014 Amended Notes	2015 Convertible Notes	2016 Convertible Notes	Total

Principal	$2,198,416	$2,780,005	$360,000	$5,338,421
Adjustments to fair value, net of accretion	443,781	-	-	443,781
Conversions	(175,922)	-	-	(175,922)
Debt discount	-	(124,197)	(58,715)	(182,912)
Deferred financing costs	-	(37,307)	(5,554)	(42,861)

	$2,466,275	$2,618,501	$295,731	$5,380,507

Interest expense, including amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $855,107 and $157,924 for the six months ended June 30, 2016 and 2015, respectively.

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

5.            LICENSE AGREEMENT

On June 3, 2016, the Company entered into two exclusive license agreements (the “Licenses”) with Sinotau USA, Inc., a wholly-owned subsidiary of Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”), a pharmaceutical organization. Sinotau is responsible for developing and commercializing the Company’s proprietary cardiac PET imaging assets, CardioPET and BFPET, in China and Canada.  Sinotau also retains a first right of refusal to license the technology for development in Australia and Singapore. In accordance with the Licenses, the Company  is entitled to upfront payments of $550,000, milestone payments totaling $1,450,000 upon the completion of certain development activities and royalties on  future sales made by Sinotau.

As of June 30, 2016, the transfer of technology specified in the Sinotau agreement has not been completed and therefore the entire upfront payment of $550,000 has been deferred. A portion of the upfront payment, totaling $366,667, is to be used in order to further fund the Company’s research and development activities and is included in accrued expenses and other liabilities. The remaining $183,333 has been recorded as deferred revenue.

License payments, excluding payments to fund further research, are subject to the Company’s license agreement with MGH (see Note 9). Upon receiving the upfront payment from Sinotau, the Company recorded a royalty expense of $37,500, payable to MGH, within research and development expenses.

6.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 shares have been designated Series A Preferred Stock.

During the six months ended June 30, 2016, 10,542 shares of Series A Preferred Stock were converted into 25,000 shares of common stock.  In addition, the Company issued 130 shares of its common stock in satisfaction of a $46 dividend accrued on the shares of Series A Preferred Stock that were converted.

For the six months ended June 30, 2016 and 2015, the Company accrued a preferred stock dividend of $5,943 and issued 7,160 shares of Series A Preferred Stock in satisfaction of such accrued dividends.

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

For the six months ended June 30, 2016 and 2015, the Company accrued a Series B Preferred Stock dividend of $259,779 and $248,503, respectively.

During the six months ended June 30, 2016 and 2015, there were no voluntary conversions.

COMMON STOCK

The Company has authorized 100,000,000 shares of its common stock, $0.001 par value per share. At June 30, 2016 and December 31, 2015, the Company had issued and outstanding 33,648,780 and 32,908,503 shares of its common stock, respectively.

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

7.            STOCK PURCHASE WARRANTS

During the six months ended June 30, 2016, the Company issued 200,000 common stock warrants at an exercise price of $0.28 per share with a five-year term to a consultant.  The fair value of these warrants of $22,576 was recorded as expense in the six months ended June 30, 2016.

During the six months ended June 30, 2016, 123,403 stock purchase warrants expired with a weighted average exercise price of $0.92.

As a result of the amendment to the 2014 Notes entered into with existing convertible note holders on January 20, 2016, the conversion price of certain related warrants has been adjusted to $0.28 per share.

The following represents additional information related to common stock warrants outstanding and exercisable at June 30, 2016:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.28	13,054,703	2.92	$0.28

Total warrants accounted for as derivative liability	13,054,703	2.92	$0.28

$0.28	200,000	4.80	$0.28
$0.50	607,229	4.29	$0.50
$0.83	2,008,500	2.42	$0.83
$0.84	20,000	0.09	$0.84
$0.85	281,912	1.06	$0.85
$0.95	20,000	0.25	$0.95
$1.00	165,417	2.63	$1.00

Total warrants accounted for as equity	3,303,058	2.76	$0.81
Total for all warrants outstanding	16,357,761	2.89	$0.37

For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate of 1.01%, volatility of 68.09%, and actual term and exercise price of the warrants granted.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of June 30, 2016. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the three months ended June 30, 2016:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2015	4,996,095	$0.65
Options granted	125,411	$0.35
Options forfeited	(1,951,417)	$0.64
Options exercised	-	$-
Outstanding at June 30, 2016	3,170,089	$0.64

	Options Exercisable	Weighted Average Exercise Price per Share

Exercisable at December 31, 2015	4,312,762	$0.68
Exercisable at June 30, 2016	2,525,089	$0.69

The weighted average fair value of options granted during the six months ended June 30, 2016 was $0.14.

At June 30, 2016, the weighted average remaining contractual term for exercisable and outstanding options is 4.07 and 5.03 years, respectively.  At June 30, 2016, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $40,500 and $40,500, respectively.

Employee stock-based compensation expense for the six months ended June 30, 2016 and 2015 is $26,879 and $150,570, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of June 30, 2016 and 2015, respectively: risk-free rate with a range from 1.49% - 1.83% and 1.82% - 1.94%, respectively, volatility of 68.08% and 49.42%, respectively, and expected term of 5 years and 5 years, respectively.  There was no dividend yield included in the calculations.

As of June 30, 2016, there was $40,444 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 2.21 years at June 30, 2016.

9.            COMMITMENTS AND CONTINGENCIES

License Agreements

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements (the “Agreements”), which Agreements replace the single license agreement between the Company and MGH dated April 27, 2009, as amended by letter dated June 21, 2011 and agreement dated October 31, 2011 (the “Original Agreement”). The Agreements provide exclusive licenses for the Company’s two lead product candidates, BFPET and CardioPET, two of the three cardiac imaging technologies covered by the Original Agreement. The Company and MGH are in discussions regarding the exclusive license to VasoPET, the third product candidate covered by the Original Agreement, the Company’s rights to which ceased upon the termination of the Original Agreement contemporaneously with the execution of the new Agreements. The Agreements were entered into primarily for the purpose of separating the Company’s rights and obligations with respect to its different product development programs. Each of the Agreements requires the Company to pay MGH an initial license fee of $175,000 and annual license maintenance fees of $125,000 each. The Agreements require the Company to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the United States Food and Drug Administration. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should the Company fail to meet stipulated obligations and milestones. Additionally, upon commercialization, the Company is required to make specified milestone payments and royalties on commercial sales.  The Company is amortizing the cost of these intangible assets over the remaining useful life of the Agreements of 10 years. For the six months ended June 30, 2016, the Company has recorded license fee expense of $125,000.

On July 31, 2015, the Company paid annual maintenance fees of $125,000 for each of its license agreements.  These costs are recorded as prepaid expenses, included in prepaid expenses and other current assets on the Company’s balance sheet and expensed over the term of one year.

The Company has agreed with MGH to split each annual $125,000 fee into two payments of $62,500, the first payment will be due in August and the second in December (see Note 10).

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

On May 23, 2014, the Company entered into a Master Services Agreement with PPD Development, LP, a clinical research organization engaged in the business of managing clinical research programs and providing clinical development and other related services, for the clinical research services relating to the Company’s BFPET Phase II study.  The Phase II trial will be an open label trial designed to assess the safety and diagnostic performance of BFPET.  Multiple trial sites are planned in various locations in the United States.   In connection with this agreement, the Company has recorded $0 and $ 280,000   in the six months ended June 30, 2016 and 2015, respectively, related to start-up costs.  The trial is expected to commence in the near future. The estimated cost of this program is $1.7 million.

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

Operating Lease Commitment

In July 2011, the Company entered into a three-year lease for office space, which commenced May 1, 2012 and was to expire on April 30, 2015. On July 1, 2014, the Company increased its office space and amended this agreement. The amended annual minimum lease payments for this office space are $76,200 per year plus common area costs. In accordance with the amended agreement, the Company maintains a $9,525 security deposit.  On February 24, 2015, the Company signed a three-year renewal of the lease which will expire on April 30, 2018. Subsequent to April 30, 2016, the Company has the option to terminate the lease with 6 months prior notice. On January 18, 2016, the Company submitted the lease termination notice effective July 31, 2016.

Effective January 1, 2016, the Company has entered into a sub-lease agreement with AzurRx BioPharma Inc., in which, Johan (Thijs) Spoor, a member of the Company’s board of directors, is the president and C.E.O. As of March 1, 2016, the sublease is for $38,330 per annum, payable in equal monthly installments of $3,240 per month.

Rent expense, net of sublease income, was $21,600 and $38,294 for the six months ended June 30, 2016 and 2015, respectively.

Legal Contingencies

The Company is not aware of any material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

10.            SUBSEQUENT EVENTS

On July 22, 2016, the Company entered into a further amendment to the 2014 Notes (see Note 4) to extend the maturity date of the 2014 Notes for an additional ninety days.

On July 22, 2016, the 2016 Convertible Notes were amended to change the final closing date from 120 days to 240 days after the initial closing of March 23, 2016.

On August 1, 2016, the Company has entered into a sub-lease agreement with Nexus Biopharma, Inc.  The sub-lease is for $25,966 per annum, payable in equal monthly installments of $2,164.

On August 8, 2016, 36,044 shares of Series A Preferred Stock were converted into 106,844 shares of common stock. In additon, the Company issued 1,148 shares of common stock in satisfaction of a $321 dividend accrued on the shares of Series A Preferred Stock that were converted.

On August 10, 2016, the Company entered into agreements with MGH to amend its Agreements (see Note 9) to provide for the payment of the annual license fees to be separated into two payments of $62,500 each. The first payment to be due 90 days from the amendment effective date, June 1, 2016 and the second payment to be due 6 months from that date.  In addition, the agreement was amended to inlcude the potential to license technical information in addition to intellectual property.

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

We have determined that no impairments were required as of June 30, 2016 and December 31, 2015, respectively.

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

License Revenue Policy

From time to time we enter into licensing agreements, the terms of which may include grants of licenses, or options to obtain licenses, to our intellectual property and research and development activities. Payments under these arrangements typically include one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

We recognize milestone payments as revenue in their entirety upon the achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.  Amounts received contractually designated to fund further research are recorded as a reduction to research and development expenses when we have satisfied all performance obligations to the licensee and expenses for specified development activities have been incurred.

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at June 30, 2016, we had an accumulated deficit of approximately $35.1 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Six Months Ended June 30, 2016 and 2015

G&A expenses were $439,700 and $602,386 for the three months ended June 30, 2016 and 2015, respectively. The 27.0% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. G&A expenses were $932,011 and $1,281,022 for the six months ended June 30, 2016 and 2015, respectively. The 27.2% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $239,667 and $102,801 for the three months ended June 30, 2016 and 2015, respectively. R&D expenses were $429,327 and $285,206 for the six months ended June 30, 2016 and 2015, respectively. The 50.5% increase was due primarily to the increases in clinical consulting and research grant expenses in the second quarter of 2016.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $(54,733) and $(722,853) for the three months ended June 30, 2016 and 2015, respectively. Other (expense) income, net was $(945,396) and $(435,908) for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016, other expense, net consisted primarily of gain on debt extinguishment of approximately $21,413 and a gain on revaluation and modification of the Company’s derivative liability of approximately $379,885 and interest and other expense of $456,031, which primarily related to the  interest expense on convertible notes payable. For the three months ended June 30, 2015, other expenses consisted primarily of loss on revaluation and modification of the Company’s derivative liability of approximately $642,031 and interest and other expense of $80,822, which primarily related to issuance of notes payable.

For the six months ended June 30, 2016, other expenses, net consisted primarily of loss on debt extinguishment of approximately $995,735 and a gain on revaluation and modification of the Company’s derivative liability of approximately $881,555 and interest and other expense of approximately $855,107, which primarily related to the interest expense on convertible notes payable. In addition, for the six months ended June 30, 2016, we recorded a gain on settlements of accounts payable of approximately $21,406. For the six months ended June 30, 2015, other expenses consisted primarily of realized and unrealized losses on trading securities of approximately $3,960 and a loss on revaluation and modification of the Company’s derivative warrant liability of approximately $274,024 and interest and other expense of $157,924, which primarily related to the issuance of notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $35.1 million as of June 30, 2016.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the six months ended June 30, 2016, we issued convertible promissory notes to a certain accredited investor and received gross proceeds of $360,000.

At June 30, 2016, we had cash, cash equivalents of approximately $400,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

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

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Net cash used in operating activities for the six months ended June 30, 2016 was $233,845, which primarily reflected our net loss of $2,306,734 including a non-cash gain on revaluation of the derivative liability of $881,555, offset by other non-cash expenses of $1,667,971, and changes in the components of working capital of $1,286,473. Net cash used in operating activities for the six months ended June 30, 2015 was $781,258, which primarily reflected our net loss of $2,002,136, including a non-cash loss on revaluation of the derivative liability of $274,024, offset by other non-cash expenses of $239,589, and changes in the components of working capital of $707,265.

Net cash provided by investing activities was $1,293 for the six months ended June 30, 2016, which primarily reflected the purchase of the office equipment. Net cash provided by investing activities was $35,970 for the six months ended June 30, 2015, which primarily reflected the proceeds from the sale of trading securities.

For the six months ended June 30, 2016, net cash provided by financing activities was $352,600, which reflects net proceeds related to the issuance of convertible notes payable. For the six months ended June 30, 2015, net cash provided by financing activities was $535,185, which reflects net proceeds related to the issuance of notes payable.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any material, active, pending or threatened proceeding, nor are we, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on March 30, 2016, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2015, we had an accumulated deficit of approximately $32.6 million. The Company believes it will have sufficient cash to fund its operations through September 2016.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Amendment to License Agreement (number A220395.01) dated as of June 1, 2016 between the Company and the General Hosptial Corporation, d/b/a Massachusetts General Hospital
10.2	Amendment to License Agreement (number A220396.01) dates as of June 1, 2016 between the Company and the General Hospital Corporation, d/b/a Massachusetts General Hospital
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: August 15, 2016	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)