Form 10-Q
period 2016-09-30
FLUOROPHARMA MEDICAL, INC.
filed 2016-11-14
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2016
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number:  333-147193

FluoroPharma Medical, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8325616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Hillside Avenue, Suite 108 Montclair, NJ	07042
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2016, there were 34,074,284 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

FluoroPharma Medical, Inc.

-i-

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$27,502	$290,847
Prepaid expenses and other	61,912	218,155
Total Current Assets	89,414	509,002

Property and equipment, net	8,551	11,049
Intangible assets, net	289,301	318,547

Total Assets	$387,266	$838,598
`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term, net (see Note 4)	$5,535,235	$4,349,449
Note payable - short term	100,000	-
Accounts payable	1,322,715	1,219,867
Derivative liabilities	826,390	1,526,060
Deferred revenue	183,333	-
Accrued expenses and other	2,351,515	1,603,605
Total Current Liabilities	10,319,188	8,698,981

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated
77,450 and 150,611 shares issued and outstanding at September 30, 2016 and
December 31, 2015, respectively	79	152
(preference in liquidation of $65,925 at September 30, 2016)
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated
5,382,071 shares issued and outstanding at September 30, 2016
and December 31, 2015	5,382	5,382
(preference in liquidation of $5,737,362 at September 30, 2016)
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 33,859,324 and 32,908,503 shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	33,860	32,910
Additional paid-in capital	24,954,234	24,705,547
Accumulated deficit	(34,925,477)	(32,604,374)
Total Stockholders’ Deficit	(9,931,922)	(7,860,383)

Total Liabilities and Stockholders’ Deficit	$387,266	$838,598

The accompanying notes are an integral part of these consolidated financial statements

  FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses:
General and administrative	$341,457	$492,974	1,273,468	$1,773,996
Research and development	(21,836)	291,618	407,491	576,824
Total Operating Expenses	319,621	784,592	1,680,959	2,350,820

Loss from Operations	(319,621)	(784,592)	(1,680,959)	(2,350,820)

Other Income (Expense):
Gain (loss) on debt extinguishment	-	-	(995,735)	-
Gain on settlement of accounts payable	84,482	-	105,888	-
Loss on sale of trading securities	-	-	-	(11,946)
Unrealized gain on trading securities	-	-	-	7,986
Gain (loss) on revaluation and modification of derivative liabilities	832,138	1,130,351	1,713,693	856,327
Interest and other expense	(212,892)	(240,851)	(1,065,514)	(398,775)
Total Other Income (Expense), net	703,728	889,500	(241,668)	453,592

Net Income (Loss)	$384,107	$104,908	$(1,922,627)	$(1,897,228)

Preferred Stock Dividends	(132,709)	(142,840)	(398,476)	(430,357)

Net Income (Loss) Attributable to Common Stockholders	$251,398	$(37,932)	(2,321,103)	$(2,327,585)

Net Income (Loss) per Common Share - Basic	$0.01	$-	$(0.07)	$(0.08)

Net Loss per Common Share - Diluted	$-	$-	$(0.07)	$(0.08)

Weighted Average Shares Used in
per Share Calculation - Basic:	33,710,993	29,847,803	33,399,421	29,502,276

Weighted Average Shares Used in
per Share Calculation - Diluted:	76,241,569	29,847,803	33,399,421	29,502,276

The accompanying notes are an integral part of these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)

Net loss	$(1,922,627)	$(1,897,228)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	33,037	35,260
Amortization of issuance costs and discounts on convertible notes	552,712	220,656
Accretion of interest on convertible notes	181,706	-
Share-based compensation related to stock options	31,343	169,641
Fair value of warrants	22,576
Gain on accounts payable settlement	(105,888)	-
Loss on debt extinguishment	995,735	-
Net loss on sale of trading securities	-	11,946
Change in unrealized loss on trading securities	-	(7,986)
Gain on revaluation and modification of derivative liabilities	(1,713,693)	(856,327)
(Increase) decrease in:
Prepaid expenses and other	51,602	(101,167)
Deferred issuance costs on convertible notes	116,278	-
Increase (decrease) in:
Accounts payable	230,142	607,705
Deferred revenue	183,333	-
Accrued expenses and other	579,862	108,050
Net Cash Used by Operating Activities	(763,882)	(1,709,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	35,970
Purchase of equipment	(1,293)	-
Net Cash (Used) Provided by Investing Activities	(1,293)	35,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short - term financing	100,000	365,000
Proceeds from issuance of convertible notes payable – short term	410,000	2,980,005
Notes payable issuance costs	(8,170)	(207,548)
Repayment of notes payable	-	(415,000)
Net Cash Provided by Financing Activities	501,830	2,722,457

Net change in Cash and Cash Equivalents	(263,345)	1,048,977
Cash and Cash Equivalents, Beginning of Period	290,847	252,145
Cash and Cash Equivalents, End of Period	$27,502	$1,301,122

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$-	$-
Tax paid	$1,662	$1,912

Supplemental Non-Cash Disclosure:
Series B Preferred Stock dividends	$389,810	$376,977
Series A Preferred Stock dividends	$7,584	$44,492
Accounts payable settled in Common Stock	$21,406	$8,889
Series A Preferred Stock dividend issued upon conversion to Common Stock	$1,082	$-
Conversion of Series A Preferred Stock to Common Stock	80	528
Conversion of Convertible Notes	$175,922	$-
Fair value of warrants issued with Convertible Notes	$-	$358,255
Fair value of warrants issued to Convertible Notes placement agents	$-	$39,108
Fair value of embedded derivative liability in 2016 Convertible Notes	$83,343	$-
Fair value of embedded derivative liability in 2015 Convertible Notes	$-	$490,340
Fair value of embedded derivative liability in 2014 Convertible Notes	$945,951	$-

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $34,925,477 as of September 30, 2016.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2016, the Company raised net cash proceeds of $501,830 through the issuance of notes payable.  During the year ended December 31, 2015, the Company raised net cash proceeds of $2,686,315 through the issuance of notes payable. In addition, during the year ended December 31, 2015, the Company received gross proceeds of $35,970 from the sale of freely tradable securities received as consideration for the issuance of promissory notes.

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

Management has determined that no impairments were required as of September 30, 2016 and December 31, 2015, respectively.

Fair Value Measurements

The Company has various financial instruments that must be measured at fair value on a recurring basis, including certain marketable securities and derivatives. Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances.  During the nine months ended September 30, 2016, the Company valued the Amended 2014 Notes (see Note 4) at fair value in connection with a modification in terms that was accounted for as a Debt Extinguishment. The Amended 2014 Notes were recorded at fair value on the date of the modification and are not subsequently adjusted to fair value.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 are summarized below:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$-	$826,390	$826,390

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liability	$-	$-	$1,526,060	$1,526,060

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liability:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

Fair value at beginning of period	$1,526,060	$1,354,319
Issuance of warrants – 2015 Notes	-	397,363
Embedded conversion feature – 2015 Notes	-	490,340
Embedded conversion feature – Amended 2014 Notes	945,951	-
Embedded conversion feature – 2016 Notes	83,343	-
Embedded conversion feature – Amended 2014 Notes converted	(15,271)	-
Change in fair value	(1,713,693)	(856,327)
Fair value at end of period	$826,390	$1,385,695

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.  ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 but early application is permitted and the guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

On August 26, 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of September 30, 2016 and December 31, 2015 consist of:

	September 30, 2016	December 31, 2015
Prepaid expenses & other:
Prepaid insurance	$19,491	$39,756
Annual license fees	20,833	104,167
Other	21,588	74,232
Prepaid expenses & other	$61,912	$218,155

Accrued expenses & other:
Accrued dividends Series A and B Preferred Stock	$1,433,345	$1,041,894
Accrued interest on notes payable	422,777	327,203
Deferred salary	184,167	88,958
Research and development	57,400	39,268
Funded research	173,220	-
Other	80,606	106,282
Accrued expenses & other	$2,351,515	$1,603,605

4.             NOTES PAYABLE

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

In order to account for the Debt Extinguishment, the Company recorded the Amended 2014 Notes and the embedded conversion feature at their then fair values of $2,495,582 and $945,951, respectively.  The embedded conversion feature was recorded as a derivative liability after determining the requirements for equity classification, in accordance with ASC Topic 815-40, were not met.  The difference between the carrying value of the 2014 Notes, including all principal, accrued interest and deferred financing costs and the fair value of the Amended 2014 Notes and embedded conversion feature was recorded as a loss on debt extinguishment of $1,022,520 in the statement of operations.  The difference between the principal amount of the Amended 2014 Notes and the fair value of the Amended 2014 Notes of $238,515 will be amortized to interest expense over the term of the notes. During the nine months ended September 30, 2016, the Company amortized interest of $181,706 on the Amended 2014 Notes.

On July 22, 2016, the Company entered into a further amendment to the 2014 Notes to extend the maturity date of the Notes for an additional ninety days.
During the nine months ended September 30, 2016, the Company issued 653,988 shares of common stock pursuant to the conversion of Amended 2014 Notes. The carrying value of the converted Amended 2014 Notes plus accreted interest was approximately $178,731 and the fair value of the derivative related to the embedded conversion feature was $15,271. The Company recorded a gain on extinguishment related to these conversions totaling $26,785.

The calculation of the net loss on extinguishment is as follows:
September 30, 2016

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

2016 Convertible Notes Payable

On March 23, 2016, the Company accepted subscriptions pursuant to a new Note Purchase Agreement for the issuance and sale in a private placement of an aggregate principal amount of up to $1,000,000 of convertible promissory notes (the “2016 Convertible Notes”), convertible into shares of common stock. The initial closing of the private placement was consummated on March 23, 2016 for an aggregate amount of $150,000, which was invested by Dr. Thomas H. Tulip, the Company’s chief executive officer. The Company may conduct any number of additional closings so long as the final closing occurs on or before the 240th day following the initial closing date.

From April 26, 2016 through August 17, 2016, the Company issued additional 2016 Convertible Notes in the aggregate principal amount of $260,000.

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

The conversion feature of the 2016 Convertible Notes was analyzed.  The Company determined that the embedded conversion feature did not meet the requirements for equity classification in accordance with ASC Topic 815-40.  Therefore, the conversion feature with a fair value of $83,343 was bifurcated from the host contract, the 2016 Convertible Notes, and recorded as a derivative liability, thereby creating a discount on the 2016 Convertible Notes.  The conversion feature is also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

On July 22, 2016, the 2016 Convertible Notes were amended to change the final closing date from 120 days to 240 days after the initial closing of March 23, 2016.

In connection with the issuance of the short-term financing notes and the convertible notes in 2014, 2015 and 2016, the Company incurred $344,296 in issuance costs.  These costs are recorded as deferred issuance costs, which are offset against the proceeds from the convertible notes on the Company’s balance sheet and amortized to interest expense over the term of such convertible notes. For the nine months ended September 30, 2016 and 2015, the Company has amortized $104,641 and $95,208, respectively, of issuance costs to expense.  For the nine months ended September 30, 2016 and 2015, the Company recorded non-cash interest expense related to the amortization of the discount on the convertible notes of $448,071 and $125,448, respectively.

A reconciliation of the Company’s Convertible Notes Payable – Short Term, as of September 30, 2016, is as follows:

	2014 Amended Notes	2015 Convertible Notes	2016 Convertible Notes	Total

Principal	$2,198,416	$2,780,005	$410,000	$5,388,421
Adjustments to fair value, net of accretion	478,872	-	-	478,872
Conversions	(175,922)	-	-	(175,922)
Debt discount	-	(79,397)	(48,587)	(127,984)
Deferred financing costs	-	(23,786)	(4,366)	(28,152)

	$2,501,366	$2,676,822	$357,047	$5,535,235

Interest expense, including accretion of the 2014 Amended Notes to fair value, amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $1,065,514 and $398,775 for the nine months ended September 30, 2016 and 2015, respectively.

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

For embedded conversion features that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these embedded conversion features were: risk free interest rate with a range 0.35% - 1.14%, volatility of 68.09%, and actual term of the related convertible notes.

Other Notes Payable

On September 27, 2016, the Company borrowed $100,000 in the form of a short term promissory note (the “Note”). The Note matures on October 31, 2016 and bears interest at the rate of 5% per annum if the Note is repaid on or prior to the maturity date and 15% if the Note is not repaid by the maturity date.

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

As of September 30, 2016, the transfer of technology specified in the Sinotau agreement has not been completed and therefore a portion of the upfront payment totaling $183,333 has been recorded as deferred revenue. The remaining portion of the upfront payment, totaling $366,667, is to be used in order to further fund the Company’s research and development activities and is included in accrued expenses and other liabilities until such research and development costs are incurred. As of September 30, 2016, the Company has incurred $193,447 of research and development costs and recorded these amounts as a reduction in research and development expenses. The unused portion of funded research totaling $173,220 remains in accrued expenses and other liabilities as of September 30, 2016.

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

During the nine months ended September 30, 2016, 80,321 shares of Series A Preferred Stock were converted into 231,844 shares of common stock.  In addition, the Company issued 3,830 shares of its common stock in satisfaction of a $1,082 dividend accrued on the shares of Series A Preferred Stock that were converted.

For the nine months ended September 30, 2016, the Company accrued a preferred stock dividend of $7,584. The Company issued 7,160 shares of Series A Preferred Stock in satisfaction of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2016.

During the nine months ended September 30, 2015, 528,345 shares of Series A Preferred Stock were converted into 1,145,796 shares of common stock.  In addition, the Company issued 22,718 shares of its common stock in satisfaction of a $8,889 dividend accrued on the shares Series A Preferred Stock that were converted.

For the nine months ended September 30, 2015, the Company accrued a preferred stock dividend of $44,491. The Company issued 41,790 shares of Series A Preferred Stock in satisfaction of such dividends as related to the Series A Preferred Stock outstanding at June 30, 2015.

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 12,000,000 shares have been designated Series B Preferred Stock.

For the nine months ended September 30, 2016 and 2015, the Company accrued a Series B Preferred Stock dividend of $389,810 and $376,977, respectively.

During the nine months ended September 30, 2016 and 2015, there were no voluntary conversions.

COMMON STOCK

The Company has authorized 200,000,000 shares of its common stock, $0.001 par value per share. At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 33,859,324 and 32,908,503 shares of its common stock, respectively.

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

7.            STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2016, the Company issued 200,000 common stock warrants at an exercise price of $0.28 per share with a five-year term to a consultant.  The fair value of these warrants of $22,576 was recorded as expense in the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, 183,403 stock purchase warrants expired with a weighted average exercise price of $0.89.

As a result of the amendment to the 2014 Notes entered into with existing convertible note holders on January 20, 2016, the conversion price of certain related warrants has been adjusted to $0.28 per share.

The following represents additional information related to common stock warrants outstanding and exercisable at September 30, 2016:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.28	13,054,703	2.67	$0.28

Total warrants accounted for as derivative liability	13,054,703	2.67	$0.28

$0.28	200,000	4.55	$0.28
$0.50	607,229	4.04	$0.50
$0.83	1,968,500	2.21	$0.83
$0.85	281,912	0.81	$0.85
$0.95	20,000	0.003	$0.95
$1.00	165,417	2.38	$1.00

Total warrants accounted for as equity	3,243,058	2.57	$0.81
Total for all warrants outstanding	16,297,761	2.65	$0.37

For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the fair values of these warrants were: risk free interest rate of 1.14%, volatility of 68.09%, and actual term and exercise price of the warrants granted.

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

Under the Plan, the Company has issued 161,250 shares of fully paid and non-assessable restricted common stock to a director of the Company. These shares of restricted stock are subject to the terms of the Plan and are unvested and outstanding as of September 30, 2016. The shares shall vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the Plan, (ii) the successful completion of a Phase II clinical trial for any of the Company’s products, or (iii) the determination by the board of directors to provide for immediate vesting. The weighted average grant-date fair value is $1.07 per share.

The following is a summary of all common stock option activity for the nine months ended September 30, 2016:

	Options Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2015	4,996,095	$0.65
Options granted	125,411	$0.35
Options forfeited	(2,052,667)	$0.66
Outstanding at September 30, 2016	3,068,839	$0.63

	Options Exercisable	Weighted Average Exercise Price per Share

Exercisable at December 31, 2015	4,312,762	$0.68
Exercisable at September 30, 2016	2,423,839	$0.68

The weighted average fair value of options granted during the nine months ended September 30, 2016 was $0.14.

At September 30, 2016, the weighted average remaining contractual term for exercisable and outstanding options is 3.98 and 4.93 years, respectively.  At September 30, 2016, the aggregate intrinsic value of all of the Company’s exercisable and outstanding options is $6,750 and $6,750, respectively.

Employee stock-based compensation expense for the nine months ended September 30, 2016 and 2015 is $31,343 and $169,641, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions as of September 30, 2016 and 2015, respectively: risk-free rate with a range from 1.60% - 1.83% and 1.82% - 2.06%, respectively, volatility of 68.08% and 49.42%, respectively, and expected term of 5 years and 5 years, respectively.  There was no dividend yield included in the calculations.

As of September 30, 2016, there was $35,146 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.99 years at September 30, 2016.

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

On July 31, 2015, the Company paid annual maintenance fees of $125,000 for each of its license agreements.  These costs are recorded as prepaid expenses, included in prepaid expenses and other current assets on the Company’s balance sheet and expensed over the term of one year. For the nine months ended September 30, 2016, the Company has recorded maintenance fee expense of $187,500.

On August 10, 2016, the Company entered into agreements with MGH to amend the Agreements to provide for the payment of the annual license fees to be separated into two payments of $62,500 each. The first payment to be due 90 days from the amendment effective date, June 1, 2016 and the second payment to be due 6 months from that date.  In addition, the Agreements were amended to include the potential to license technical information in addition to intellectual property.

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

In addition, the Company engaged FGK Representative Service GmbH to serve as the Company’s sponsor in compliance with the laws governing clinical trials conducted in the European Union. In December 2014, the Company announced that the enrollment for a Phase II clinical trial of CardioPET was closed. On September 21, 2016, the Company and SGS have entered into settlement negotiations and reached a resolution of the dispute regarding rights and obligations under the Clinical Trial Agreement. The settlement provides for the payment of the aggregate sum of $82,500 to SGS through December 31, 2016. Upon settlement the Company recorded a gain on settlement of accounts payable totaling $ 84,842 in other income in the statement of operations.

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

Operating Lease Commitment

Effective July 31, 2016, the Company terminated its existing lease agreement. Then on August 1, 2016, the Company entered into a new one year lease agreement. The annual minimum lease payments for this space are $25,966, payable in equal installments of $2,164 per month.

Rent expense, net of sublease income, was $29,235 and $57,634 for the nine months ended September 30, 2016 and 2015, respectively.

Legal Contingencies

The Company is not aware of any material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

10.            SUBSEQUENT EVENTS

From October through November 2016, 70,289 shares of Series A Preferred Stock were converted into 208,358 shares of common stock. In addition, the Company issued 6,602 shares of common stock in satisfaction of a $1,849 dividend accrued on the shares of Series A Preferred Stock that were converted.

On October 31, 2016, the Company issued additional 2016 Convertible Note in the principal amount of $100,000.

On October 22, 2016, the Company entered into a further amendment to the 2014 Notes (see Note 4) to extend the maturity date of the 2014 Notes for an additional ninety days.

On November 1, 2016 the Company received an upfront milestone payment totaling $225,000 pursuant to two exclusive license agreements (the “Licenses”) with Sinotau USA, Inc., a wholly-owned subsidiary of Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”), a pharmaceutical organization, entered into on June 3, 2016.

On November 2, 2016 the Company repaid a short term promissory note and accumulated interest in the aggregate amount of $100,472.

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

On August 26, 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)”, a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this ASU on the financial statements.

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

We have determined that no impairments were required as of September 30, 2016 and December 31, 2015, respectively.

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at September 30, 2016, we had an accumulated deficit of approximately $34.9 million, primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

G&A expenses were $341,457 and $492,974 for the three months ended September 30, 2016 and 2015, respectively. The 30.7% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. G&A expenses were $1,273,468 and $1,773,996 for the nine months ended September 30, 2016 and 2015, respectively. The 28.2% decrease was due primarily to a decrease in legal costs related to litigation and financings, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $(21,836) and $291,618 for the three months ended September 30, 2016 and 2015, respectively. The 107.5 % decrease was due primarily to the reimbursement of certain R&D expenses as a result of the Company’s license agreement with Sinotau USA, Inc. R&D expenses were $407,491 and $576,824 for the nine months ended September 30, 2016 and 2015, respectively. The 29.4% decrease was due primarily to the reimbursement of certain R&D expenses as a result of the Company’s license agreement with Sinotau USA, Inc.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other (expense) income, net was $703,728 and $889,500 for the three months ended September 30, 2016 and 2015, respectively. Other (expense) income, net was $(241,668) and $453,592 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, other expense, net consisted primarily of gain on the settlement of accounts payable of approximately $84,482 and a gain on revaluation and modification of the Company’s derivative liability of approximately $832,138 and interest offset by other expense of $212,892, which primarily related to the  interest expense on convertible notes payable. For the three months ended September 30, 2015, other income, net consisted primarily of gain on revaluation and modification of the Company’s derivative liability of $1,130,351 and interest and other expense of $240,851 which primarily related to issuance of notes payable.

For the nine months ended September 30, 2016, other expenses, net consisted primarily of loss on debt extinguishment of approximately $995,735 and a gain on revaluation and modification of the Company’s derivative liability of approximately $1,713,693 and interest and other expense of approximately $1,065,514, which primarily related to the interest expense on convertible notes payable. In addition, for the nine months ended September 30, 2016, we recorded a gain on settlements of accounts payable of approximately $105,888. For the nine months ended September 30, 2015, other income, net consisted primarily of realized and unrealized losses on trading securities of approximately $3,960 and a gain on revaluation and modification of the Company’s derivative warrant liability of approximately $856,327 and interest and other expense of $398,775, which primarily related to the issuance of notes payable.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $34.9 million as of September 30, 2016.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. In the past, we have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees. During the nine months ended September 30, 2016, we issued convertible promissory notes and other short term notes payable to a certain accredited investors and received gross proceeds of $510,000.

At September 30, 2016, we had cash, cash equivalents of approximately $30,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

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

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities for the nine months ended September 30, 2016 was $763,882, which primarily reflected our net loss of $1,922,627 including a non-cash gain on revaluation of the derivative liability of $1,713,693, offset by other non-cash expenses of $1,711,221 and changes in the components of working capital of $1,161,217. Net cash used in operating activities for the nine months ended September 30, 2015 was $1,709,450, which primarily reflected our net loss of $1,897,228, including a non-cash gain on revaluation of the derivative liability of $856,327, offset by other non-cash expenses of $429,517 and changes in the components of working capital of $614,588.

Net cash provided by investing activities was $1,293 for the nine months ended September 30, 2016, which reflected the purchase of the office equipment. Net cash provided by investing activities was $35,970 for the nine months ended September 30, 2015, which reflected the proceeds from the sale of trading securities.

For the nine months ended September 30, 2016, net cash provided by financing activities was $501,830, which reflects net proceeds related to the issuance of convertible notes payable. For the nine months ended September 30, 2015, net cash provided by financing activities was $2,722,457, which reflects net proceeds related to the issuance of notes payable.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the year ended December 31, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2015, we had an accumulated deficit of approximately $32.6 million. The Company believes it will have sufficient cash to fund its operations through November 2016.  The Company continues to pursue various funding options and will make every effort to raise the necessary capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

FluoroPharma Medical, Inc.

Date: November 14, 2016	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)