Form 10-Q/A
period 2016-06-30
FLUOROPHARMA MEDICAL, INC.
filed 2016-12-15
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

FORM 10-Q

FluoroPharma Medical, Inc.

-i-

EXPLANATORY NOTE
This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of notating that confidential treatment was requested as to certain portions of Exhibit 10.1 and 10.2 in connection with a pending application for confidential treatment. Exhibit 10.1 and 10.2 were originally filed with FluoroPharma Medical, Inc.’s quarterly report on Form 10-Q on August 15, 2016 with certain redactions. FluoroPharma Medical, Inc. has made no further change to the previously filed quarterly report.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
10.1	Amendment to License Agreement (number A220395.01) dated as of June 1, 2016 between the Company and the General Hospital Corporation, d/b/a Massachusetts General Hospital**
10.2	Amendment to License Agreement (number A220396.01) dates as of June 1, 2016 between the Company and the General Hospital Corporation, d/b/a Massachusetts General Hospital**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

** Previously filed and Confidential Treatment requested as to certain portions of this Exhibit.

*** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FluoroPharma Medical, Inc.

Date: December 15, 2016	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2016	/s/ Tamara Rhein
Tamara Rhein
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title of Document
10.1	Amendment to License Agreement (number A220395.01) dated as of June 1, 2016 between the Company and the General Hospital Corporation, d/b/a Massachusetts General Hospital**
10.2	Amendment to License Agreement (number A220396.01) dates as of June 1, 2016 between the Company and the General Hospital Corporation, d/b/a Massachusetts General Hospital**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
** Previously filed and Confidential treatment requested as to certain portions of this Exhibit
*** Previously filed