Form 10-K
period 2016-12-31
FLUOROPHARMA MEDICAL, INC.
filed 2017-03-31
CIK 1402785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, was $7,391,435.

As of March 27, 2017, there were 34,262,264 shares of common stock outstanding.

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

Our Product Candidates

BFPET (18-F FTPP)

Our BFPET program employs a ([18F]-labeled cationic lipophilic tetraphenylphosphonium ion (18-FTPP) as an imaging agent designed for use in stress-testing for patients with presumptive or proven CAD. 18-F FTPP measures the extent and severity of cardiovascular disease through the detection of ischemic (i.e. reversible and viable) and infarcted (i.e., irreversibly damaged) myocardial (i.e., heart) tissue. Its mechanism of action allows it to enter the myocardial cells of the heart muscle in direct proportion to blood flow and membrane potential--the most important indicators of adequate cardiac blood supply. Since ischemic and infarcted myocardial cells take up significantly less 18-F FTPP than normal healthy myocardial cells do, 18-F FTPP can distinguish ischemic and infarcted cells from those that are healthy. If approved, 18-F FTPP will represent one of the first molecular imaging blood flow agents commercialized for use in the cardiovascular segment of the PET imaging market. 18-F FTPP may also provide information on cardiac mitochondrial membrane potential, enabling global and regional assessment of the electro-physiologic integrity of the myocardium.

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

18-F FTPP successfully completed a Phase I clinical trial in 12 healthy volunteers with no adverse events and no clinically significant changes noted in follow-up clinical and laboratory testing. The results of the trial demonstrated the required dosimetry, safety profile and high-resolution myocardial imaging pharmacokinetics to justify a controlled Phase II clinical trial. We have announced that we will begin Phase II trials at Massachusetts General Hospital to assess its efficacy in CAD subjects; and expect enrollment to commence in 2017.

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

The safety and tolerability of 18-F FCPHA have been demonstrated in a Phase I trial conducted at the Massachusetts General Hospital.  Enrollment in a Phase IIa trial has been completed at four sites in Belgium to assess its safety and efficacy in CAD patients.  This Phase IIa study was an open label trial designed to assess the safety and diagnostic performance of 18-F FCPHA compared with standard-of-care myocardial perfusion imaging, and angiography as a gold standard of epicardial coronary artery disease. Specifically, the Phase IIa trial consisted of approximately 30 individuals with known or suspected stable chronic CAD who underwent imaging at rest and after pharmacologic and exercise stress-testing for the evaluation of suspected or proven CAD. Interim safety and imaging results were presented in February 2014. The enrollment for the Phase IIa clinical trial of CardioPET was closed in December 2014. Analysis was performed and a full clinical study report (CSR) was completed and submitted to FAMHP (Europe) in July of 2016. A briefing package will be submitted to US FDA with the annual IND update in May of 2017.

Strategic Alliances and Commercial Agreements

License Agreement with Massachusetts General Hospital

We have two exclusive technology licenses with Massachusetts General Hospital (“MGH”) which we entered into on June 26, 2014 (collectively, the “Agreements”). Those agreements replace the single license agreement with MGH dated April 27, 2009, as amended by letter dated June 21, 2011 and agreement dated October 31, 2011 (the “Original Agreement”). The Agreements provide exclusive licenses for our two lead product candidates, BFPET and CardioPET, two of the three cardiac imaging technologies covered by the Original Agreement. The Agreements were entered into primarily for the purpose of separating our rights and obligations with respect to our different product development programs. Each of the Agreements requires us to pay MGH an initial license fee of $175,000 and annual license maintenance fees of $125,000 each. The Agreements require us to meet certain obligations, including, but not limited to, meeting certain development milestones relating to clinical trials and filings with the United States Food and Drug Administration. MGH has the right to cancel or make non-exclusive certain licenses on certain patents should we fail to meet stipulated obligations and milestones. Additionally, upon commercialization, we are required to make specified milestone payments and royalties on commercial sales. On August 10, 2016, we entered into agreements with MGH to amend the Agreements to include the potential to license technical information in addition to intellectual property. We are amortizing the cost of these intangible assets over the remaining useful life of the Agreements of 10 years.

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

License Agreement with Sinotau USA

We have two exclusive license agreements (the “Licenses”) with Sinotau USA, Inc., a wholly-owned subsidiary of Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”), a pharmaceutical organization. Sinotau is responsible for developing and commercializing the Company’s proprietary cardiac PET imaging assets, CardioPET and BFPET, in China and Canada.  Sinotau also retains a first right of refusal to license the technology for development in Australia and Singapore. In accordance with the Licenses, the Company is entitled to upfront payments of $550,000, milestone payments totaling $1,450,000 upon the completion of certain development activities and royalties on future sales made by Sinotau. As of December 31, 2016, the Company has received payments of $775,000 in accordance with the terms of the Licenses.

Clinical Research Agreements

Beginning in September 2012, we entered into Clinical Research Services Agreements with SGS Life Science Services (Belgium), Biomedical Systems (St. Louis, MO), and MERGE eCLinical OS (Morrisville, NC) for clinical research services relating to our CardioPET Phase II study to assess myocardial perfusion and fatty acid uptake in coronary artery disease (“CAD”) patients. The Phase IIa trial was described above As of December 31, 2016 the Company has terminated its agreement with SGS and recorded a gain on settlement of accounts payable of $84,842 in other income in the statement of operations. The Company has made all required payments to SGS and all settlement terms have been met. In addition, we engaged FGK Representative Service GmbH to serve as our sponsor in compliance with the laws governing clinical trials conducted in the European Union.   In December 2014, we announced that the enrollment for a Phase II clinical trial of CardioPET was closed. We believed that this trial had acquired sufficient patient data allowing for the assessment of the pharmaceutical's safety and quality of 18-F FCPHA generated cardiac images in humans.

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

We believe that while the overall regulatory process for molecular imaging products is currently similar to those governing therapeutic agents, the development timelines may be significantly shorter. Whereas typical clinical trials involving therapeutic agents include efficacy endpoints such as survival, time to disease progression, and progression free survival, all of which must be monitored over long periods (often years), diagnostic imaging agents often take significantly less time to evaluate. This shortened clinical development period relative to therapeutics is a function of the speed with which a molecular imaging study takes place—on the order of several hours, as compared to months. Also, because the results of the scan are instantaneous, the clinical trials do not initially require long-term follow-up for primary endpoints that may take significant periods of time to evaluate. Many PET centers in the U.S. routinely perform 5 to 20 PET scans per day. Based on the foregoing, we believe our first product may be able to be commercialized within five years.

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

We believe that our market opportunity is a direct function of the prevalence of coronary artery disease, and the number of molecular imaging studies anticipated to be performed per year using SPECT and PET imaging technologies. This is reflected in the more than 12 million scans in the U.S. alone for patients with suspected acute or chronic forms of CAD.  We expect the market for 18-F FTPP, if approved, will be driven by its use (i) as a blood flow imaging agent in combination with stress-testing for the identification of ischemic and infarcted tissue in patients with chronic CAD; and/or (ii) for the assessment of left ventricular mechanical function and myocardial mitochondrial membrane integrity. We expect that the market for 18-F FCPHA, if approved, will derive from the approximately 19 million patients in the U.S. annually with chronic forms of CAD and underlying metabolic disorders that contribute to high risk of diabetes and heart failure Because we believe there is no product currently on the market that may allow for an at-rest assessment of significant portions of this population, we believe 18-F FCPHA may be readily adopted by the cardiology community for the assessment of ischemia and metabolic risk in this patient pool, with the long-term goal of providing guidance for the therapeutics used for glucose and fatty acid modulation in diabetes, and ischemic or non-ischemic heart failure.

Competition

We operate in a highly competitive segment of the pharmaceutical market. If any of our products are approved for commercialization, we will face competition for market share from large pharmaceutical and biotechnology companies such as Lantheus, Bracco, GE Healthcare and Mallinckrodt, academic institutions, government agencies, and private and public research institutions engaged in the development and commercialization of existing standard of care products, as well as novel cardiac imaging agents. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than do we. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for products. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Other Regulation in the United States

Healthcare Reimbursement

Government and private sector initiatives to limit the growth of healthcare costs including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United States. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for procedures or treatments. This has created an increasing level of price sensitivity among customers for diagnostic products. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until full reimbursement approval has been obtained from governmental and private third-party payers.

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

Employees

As of December 31, 2016, we had four full-time employees.

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

We are a company in the early stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have incurred net losses every year since our inception in 2003 and have generated no revenue from product sales or licenses to date. Our operations have been limited to organizing and staffing our company, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development and clinical trials of our product candidates. As of December 31, 2016, we had an accumulated deficit of approximately $35.2 million. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs.

Our operations have consumed substantial amounts of cash since inception. At December 31, 2016, we had cash and cash equivalents of approximately $25,000, which we expect will be sufficient, together with the proceeds from our recent private placements, to fund our operations through March 2017. We will need to seek substantial additional financing to continue our activities beyond such date. We have no bank lines of credit or other arrangements or commitments for such financing and we may not be successful in our efforts to raise needed capital on acceptable terms, if at all. If we are unable to obtain sufficient funding, through a corporate collaboration, debt or equity financing or otherwise, we will be required to curtail or discontinue one or more of our product development programs.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended December 31, 2016 with respect to our ability to continue as a going concern, the existence of which may adversely affect our stock price and our ability to raise capital.

In their report dated March 31, 2017, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have incurred losses and negative cash flows from operations since inception, have an accumulated deficit as of December 31, 2016 and require additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities.

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

●
unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and

●
lack of adequate funding to continue the clinical trials.

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

Our competitors may develop products that are less expensive, deemed safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may successfully develop and seek to commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our product candidates, we may not achieve commercial success. For example, if approved, 18-F FTPP’s primary competition in the non-acute setting will be perfusion imaging agents, such as Sestamibi, produced by Lantheus Medical Imaging; Tetrofososmin produced by GE Healthcare; and generic thallium, the majority U.S. suppliers being Mallinckrodt and Lantheus Medical Imaging. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of BFPET or any of our product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

●
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

●
the U.S. federal false claims and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

●
the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, which prohibits, among other things, executing a scheme to defraud healthcare programs;

●
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes requirements relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

●
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

   ●
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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

Our offices are located in Montclair, New Jersey pursuant to a lease expiring on August 1, 2017 that provides for a monthly rent of $2,164.

Item 3. Legal Proceedings.

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

2016	High	Low
First Quarter	$0.37	$0.21
Second Quarter	$0.28	$0.20
Third Quarter	$0.29	$0.18
Fourth Quarter	$0.21	$0.11

2015
First Quarter	$0.50	$0.35
Second Quarter	$0.45	$0.30
Third Quarter	$0.43	$0.24
Fourth Quarter	$0.37	$0.30

As of March 16, 2017, we had approximately 184 stockholders of record.  Our transfer agent is VStock Transfer, LLC, Cedarhurst, New York.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to utilize all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Unregistered Sales of Equity Securities

Equity Compensation Plan Information

The following table reflects, as of December 31, 2016, compensation plans pursuant to which the Company is authorized to issue options, warrants or other rights to purchase shares of its common stock, including the number of shares issuable under outstanding options, warrants and rights issued under the plans and the number of shares remaining available for issuance under the plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,736,839	$0.58	3,577,661
Equity compensation plans not approved by shareholders	--	--	--
Total	2,736,839	$0.58	3,577,661

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. . The Company adopted ASU 2014-15as of December 31, 2016 and updated the related disclosures. Other than the updates to going concern related disclosures, the adoption of ASU 2014-15 did not have an impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The adoption of ASU 2015-03 resulted in the reclassification of $17,116 and $136,260 of unamortized debt issuance costs related to the Company's Convertible Notes (see Note 5) from prepaid expenses and other current assets to convertible notes payable within the Company’s condensed consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's financial statements.

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

At December 31, 2016, we had a derivative liability relating to certain warrants as well as embedded conversion features that contain anti-dilution provisions.

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

Management has determined that no impairments had occurred as of December 31, 2016.

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

License Revenue Recognition

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

RESULTS OF OPERATIONS

General

To date, we have not generated any revenues from operations and at December 31, 2016, we had an accumulated deficit of approximately $35.2 million primarily as a result of research and development, or R&D, expenses and general and administrative, or G&A, expenses. While we may in the future generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

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

Comparison of Years Ended December 31, 2016 and 2015

G&A expenses were $1,691,048 and $2,465,478 for the years ended December 31, 2016 and 2015, respectively. The 30% decrease was due primarily to a decrease in legal costs related to litigation and financing, reduced investor relations activities, as well as a general decrease in operating expenses. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

R&D expenses were $511,381 and $720,861 for the years ended December 31, 2016 and 2015, respectively. The 29% decrease was due primarily to the delay of initiation of the BFPET trial and the reimbursement of certain R&D expense as a result of the Company’s license agreement with Sinotau USA, Inc.  We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

Other income, net was $152,568 and $22,682 for the years ended December 31, 2016 and 2015, respectively.  For the year ended December 31, 2016, other income, net, consisted primarily of loss on debt extinguishment of approximately $996,000, gain on revaluation and modification of our derivative liability of approximately $2,300,000 and interest and other expenses of approximately $1,262,000, which primarily related to notes payable. In addition, for the year ended December 31, 2016, we recorded a gain on settlements of accounts payable of approximately $107,000 and other income of approximately $2,500. For the year ended December 31, 2015, other income, net, consisted primarily of realized and unrealized losses on trading securities of approximately $4,000, gain on revaluation and modification of our derivative liability of approximately $716,000 and interest and other expenses of $873,000, which primarily related to notes payable. In addition, for the year ended December 31, 2015, we recorded a gain on settlements of accounts payable of approximately $184,000.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses attributable to common stockholders of approximately $35.2 million as of December 31, 2016.  We have historically financed our operations through issuances of equity and the proceeds of debt instruments. We have also provided for our cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.

During the year ended December 31, 2016, we issued convertible promissory notes to certain accredited investors and received gross proceeds of $570,000. In addition, during the year ended December 31, 2016, we received gross proceeds of $155,000 from the issuance of short-term notes payable.

At December 31, 2016, we had cash and cash equivalents of approximately $25,000. We continue to actively pursue various funding options, including equity offerings, to obtain additional funds to continue our product development activities beyond such date. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

During the year ended December 31, 2015, we issued convertible promissory notes to certain accredited investors and received gross proceeds of $2,980,005.  In addition, during the year ended December 31, 2015, we received gross proceeds of $365,000 from the issuance of short-term notes payable and $35,970 from the sale of freely tradable securities.

Cash Flows for the Years Ended December 31, 2016 and 2015

Net cash used in operating activities for the year ended December 31, 2016 was $880,121 which primarily reflected our net loss of $2,049,861, including a non-cash gain on revaluation of the derivative liability of $2,300,341 offset by non-cash expenses of $1,938,422, and changes in the components of working capital of $1,531,659.

Net cash used in operating activities for the year ended December 31, 2015 was $2,676,889 which primarily reflected our net loss of $3,163,657, including a non-cash gain on revaluation of the derivative liability of $715,962 offset by non-cash expenses of $623,612, and changes in the components of working capital of $579,118.

For the year ended December 31, 2016, net cash used by investing activities was $1,293, which reflected the purchase of the office equipment. For the year ended December 31, 2015, net cash provided by investing activities was $29,276, which primarily reflected the proceeds from the sale of trading securities of $35,970, offset by the purchase of office equipment.

For the year ended December 31, 2015, net cash provided by financing activities was $615,290, which reflects net proceeds from the issuance of convertible and other notes payable.  For the year ended December 31, 2015, net cash provided by financing activities was $2,686,315, which reflects net proceeds related to the issuance of convertible notes payable.

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

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its updated 2013 Internal Control — Integrated Framework (2013). Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position
Thomas H. Tulip, Ph.D.	64	Chief Executive Officer, President and Director
Tamara Rhein	44	Chief Financial Officer
Walter Witoshkin	71	Chairman of the Board
W. Austin Lewis, IV	40	Director

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

Director Independence

Walter Witoshkin and Austin Lewis are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Board Leadership Structure and Role in Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing our company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective.

Board Committees

Audit Committee

Walter Witoshkin and Austin Lewis serve on the audit committee of the Board with Mr. Witoshkin serving as the Chairman. The audit committee operates under a charter approved by the Board. The functions of the audit committee include, among other things:

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

Compensation Committee

Walter Witoshkin and Austin Lewis serve on the compensation committee of the Board, with Mr. Lewis serving as the Chairman. The compensation committee operates under a charter approved by our Board. The functions of the compensation committee include, among other things:

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

Compensation Discussion and Analysis

Overview

 Dr. Tulip was appointed as our president on October 5, 2015 and our chief executive officer on December 28, 2015.  We have structured our compensation packages to reflect our current level of operations and resources. This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the year ended December 31, 2016. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year; however, we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

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

The principal elements of our executive compensation program have historically been base salary, annual cash incentives, long-term equity incentives in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites have consisted of life, health and disability insurance benefits, and a qualified 401(k) savings plan. Our philosophy has been to position the aggregate of these elements at a level that is competitive within the industry and commensurate with our size and performance. During 2016, our compensation philosophy has continued to evolve to accommodate our changing circumstances, operational needs and limited financial resources during this period.

Base Salaries

For the year ended December 31, 2016, the base salary of our named executives was reflective of the availability of resources and level of continuing operations. Dr. Tulip, who was appointed as our president on October 5, 2015 and chief executive officer on December 28, 2015, receives an annual salary of $320,000. Ms. Rhein, our chief financial officer, receives an annual salary of $130,000.  See “Employment Agreements” below.

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

During 2011, Ms. Rhein was granted 10,500 common stock options with an exercise price of $1.05 which vested equally over a three year period. During 2012, Ms. Rhein was granted 80,000 common stock options with an exercise price of $0.83 which vest based on milestones related to the completion of our clinical trials.  During 2013, Ms. Rhein was granted 100,000 common stock options with an exercise price of $0.83.  These options vest equally over a three-year period. During 2014, Ms. Rhein was granted 50,000 common stock options with an exercise price of $0.51. These options vest based on milestones related to the completion of our clinical trials. During 2015, Dr. Tulip was granted 500,000 common stock options with an exercise price of $0.35. These options vest equally over three years upon each anniversary of his employment.

Compensation Committee Interlocks and Insider Participation

Members of our compensation committee of the board of directors were Lawrence Atinsky, Walter Witoshkin and W. Austin Lewis. No member of our compensation committee was, or has been, our officer or employee.

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

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Thomas H. Tulip	2016	320,000(1)						320,000
	2015	77,744(2)			52,204			129,948

Tamara Rhein	2016	130,000						130,000
	2015	130,000						130,000
	2014	130,000			15,169			145,169

Johan (Thijs) Spoor	2016	-	-	-	-			-
	2015	266,459(3)	-	-	-			266,459
	2014	305,000(4)	-	-	-			305,000

(1)
Of this amount, $133,333 of Mr. Tulip’s salary has been accrued for at December 31, 2016.

(2)
Dr. Thomas H. Tulip joined us as president effective October 5, 2015 and chief executive officer effective December 28, 2015.

(3)
Of this amount, $25,417 of Mr. Spoor’s salary has been accrued for at December 31, 2016. Mr. Spoor resigned as our chief executive officer on December 28, 2015.

(4)
Of this amount, $63,542 of Mr. Spoor’s salary has been accrued for at December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2016.

	Options awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Thomas H. Tulip	166,667	333,333		$0.35	10/05/2025	-	-	-	-
						-	-	-	-
Tamara Rhein	10,500			$1.05	12/05/2021	-	-	-	-
	40,000	40,000		$0.83	06/25/2022	-	-	-	-
	100,000			$0.83	01/02/2023	-	-	-	-
	25,000	25,000		$0.51	02/13/2024	-	-	-	-

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

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Walter Witoshkin	$-	-	$3,480	-	-	$80,000	$83,480
Lawrence Atinsky (1)	$-	-	$3,480	-	-	$-	$3,480
W. Austin Lewis, IV	$-	-	$534	-	-	$-	$534
Peter Conti (2)	$-	-	$3,480	-	-	$-	3,480
__________________
(1)
Mr. Lawrence Atinksy resigned as a director in February 2017
(2)
Mr. Peter Conti resigned as a director in January 2017

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

The Plan initially reserved 6,475,750 shares of common stock for issuance, of which a maximum of 161,250 could be issued as restricted stock. The 2011 Plan provides that on January 1 of each year, commencing on January 1, 2013, the aggregate number of shares available for issuance under the Plan shall be automatically increased so that the number of shares then available for issuance under the Plan will equal the greater of (i) the aggregate number of shares subject to the Plan as of the preceding December 31 and (ii) seven percent (7%) of our total outstanding shares. There are currently 3,577,661 shares reserved for issuance under the Plan. As of December 31, 2016, there were outstanding under the Plan options to purchase 2,736,839 shares and 161,250 shares of restricted stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 15, 2017 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 15, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned (2)
Thomas H. Tulip (3)	166,667	0.5%
Tamara Rhein (4)	219,202	0.6%
Johan (Thijs) Spoor (5)	288,925	0.8%
Walter Witoshkin (6)	230,845	0.7%
Peter S. Conti (7)	514,083	1.5%
Lawrence Atinsky (8)	307,587	0.9%
W. Austin Lewis, IV (9)	10,871,693	31.7%
Platinum Long Term Growth VII LLC (10)	1,815,193	5.3%
All executive officers and directors as a group (7 persons)	12,599,002	36.8%

(1)
Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o FluoroPharma Medical, Inc., 8 Hillside Avenue, Suite 108, Montclair, N.J. 07042.

(2)
Based upon 34,262,264 shares of our common stock issued and outstanding.

(3)
Represents 166,667 shares of common stock issuable upon exercise of options at $0.35 per share. Does not include 333,333 shares of common stock issuable upon exercise of options at $0.35 per share which are held by Dr. Tulip but not currently exercisable nor exercisable within 60 days of March 15, 2017.

(4)
Includes 10,000 shares of common stock, 22,991 shares of common stock issuable upon conversion of Series B Preferred Stock, 10,711 shares of common stock underlying warrants, 10,500 shares of common stock issuable upon exercise of options at $1.05 per share, 140,000 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51.  Does not include 40,000 shares of common stock issuable upon exercise of options at $0.83 per share and 25,000 shares of common stock issuable upon exercise of options at $0.51 per share which are held by Ms. Rhein but not currently exercisable nor exercisable within 60 days of March 15, 2017.

(5)
Includes 200,398 shares of common stock, 53,571 shares of common stock issuable upon conversion of Series B Preferred Stock, and 34,956 shares of common stock underlying warrants.

(6)
Does not include 161,250 restricted shares that vest upon the earlier of (i) the occurrence of a Change of Control, as defined in the 2011 Equity Incentive Plan; (ii) the successful completion of a Phase II clinical trial for any of the Company’s products; or (ii) the determination by the Board to provide for immediate vesting. Does include 37,500 shares of common stock issuable upon exercise of options at $0.95 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, 25,000 shares of common stock issuable upon exercise of options at $$0.53 per share and 25,000 shares of common stock issuable upon exercise of options at $0.35 per share.

(7)
Includes 35,738 shares of common stock, 285,000 shares of common stock issuable upon exercise of options at $0.16 per share, 17,857 shares of common stock issuable upon exercise of options at $1.40 per share, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, 25,000 shares of common stock issuable upon exercise of options at $0.53 per share and 25,000 shares of common stock issuable upon exercise of options at $0.35 per share.

(8)
Includes 53,571 shares of common stock issuable upon conversion of Series B Preferred Stock, 24,956 shares of common stock underlying warrants, 125,488 shares of common stock issuable upon exercise of options at $0.83 per share, 25,000 shares of common stock issuable upon exercise of options at $0.53 per share, 25,000 shares of common stock issuable upon exercise of options at $0.35 per share and 53,571 shares of common stock issuable upon conversion of outstanding convertible notes. Does not include any shares of common stock issued or issuable as accrued interest pursuant to the convertible notes.

(9)
Includes 100,000 shares of common stock, 3,836 shares of common stock issuable upon exercise of options at $0.35 per share and 178,571 shares of common stock issuable upon conversion of outstanding convertible notes. Also includes, 7,732,143 shares of common stock issuable upon conversion of the convertible notes at $0.28 per share and 2,857,143 shares of common stock issuable upon exercise of the warrants at $0.50 per share held by Lewis Opportunity Fund. Does not include any shares of common stock issued or issuable as accrued interest pursuant to the convertible notes. W. Austin Lewis, IV is an affiliate of Lewis Opportunity Fund and has voting and dispositive power with respect to such shares.

(10)
Includes 1,815,193 shares of common stock. The number of shares beneficially owned by Platinum Long Term Growth VII LLC does not include 4,523,076 shares of common stock underlying 4,523,076 shares of Series B Preferred Stock and 6,020,214 shares of common stock underlying warrants, exercisable at $0.28 per share, beneficially owned by Platinum-Montaur Life Sciences, LLC. The terms of such Series B Preferred Stock and warrants provide that the holder may not convert or exercise such securities to the extent such conversion or exercise could result in the holder beneficially owning more than 4.99% of our outstanding common stock, unless waived by the holder on at least 61 days’ notice and subject to the terms of such securities. Assuming such blocker provisions were waived and the full conversion and exercise of the Series B Preferred Stock and warrants held by Platinum-Montaur Life Sciences, LLC, such holder would beneficially own, together with Platinum Long Term Growth Fund VII LLC, approximately 47% of our issued and outstanding common stock. Michael Goldberg has the voting and dispositive power over the securities held for the account of this beneficial owner. The address of Platinum Long Term Growth VII LLC is 152 West 57th Street, 4th Floor, New York, NY 10019.

The information regarding the Company's “Equity Compensation Plan Information” is incorporated herein by reference in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Lewis Opportunity Fund, an affiliate of W. Austin Lewis, IV, a member of our Board, participated as an investor in the private placement of convertible notes in 2015 and was issued 12% convertible notes in an aggregate principal amount of $2,000,000 and warrants to purchase an aggregate of 2,857,143 shares of common stock. In addition, W. Austin Lewis Defined Benefit Plan participated in the private placement of convertible notes in 2016 and was issued 12% convertible notes in the aggregate principal amount of $160,000.

Director independence

Walter Witoshkin and Austin Lewis are independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2016	2015
Audit fees	$81,000	$75,500
Audit-related fees	12,000	14,000
Tax fees	-	-
All other fees	-	-

Total fees	$93,000	$89,500

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

3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 10-K filed with the Securities and Exchange Commission on August 18, 2016.
4.1	Form of 2012 Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2012).
4.2	Form of 2011 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
4.3	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013).
4.4	Form of Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2014).
4.5	Form of 2014 Promissory Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
4.6	Form of Amendments to 2014 Promissory Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2016).
4.7	Form of 2015 Convertible Note (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
4.8	Form of 2015 Warrant (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
4.9	Form of Amendment to 2015 Promissory Note (incorporated by refernce to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2013.
4.10	Form of 2016 Convertible Note (incorporated by reference to the Company's Report Fom 8-K filed with the Securities and Exchange Commission on March 23, 2016).
10.1	Exclusive License Agreement with Massachusetts General Hospital dated as of April 27, 2009, as amended.** +
10.2	Securities Purchase Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.3	Registration Rights Agreement dated November 19, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012).
10.4	Form of 2011 Subscription Agreement - Lead Investor (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
10.5	Form of 2011 Registration Rights Agreement (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011).
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

10.16	Note Purchase Agreement dated July 22, 2014 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).
10.17	Note and Warrant Purchase Agreement dated May 28, 2015 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).
10.18	Note Purchase Agreement dated March 23, 2016 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2016).
10.19
License Agreement dated as of June 3, 2016 between the Company and Sinatau USA, Inc. (CardioPet license) (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016).

10.20
License Agreement dated as of June 3, 2016 between the Company and Sinatau USA, Inc. (BFPet license), (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016).

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

Item 16.  Form 10-K Summary

No Disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FluoroPharma Medical, Inc.

March 31, 2017	By:	/s/ Thomas H. Tulip
Thomas H. Tulip, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas H. Tulip	March 31, 2017
Thomas H. Tulip, Ph.D.
President, Chief Executive Officer & Director (Principal Executive Officer)

/s/ Tamara Rhein	March 31, 2017
Tamara Rhein
Chief Financial and Accounting Officer (Principal Accounting Officer)

/s/ Walter Witoshkin	March 31, 2017
Walter Witoshkin
Director

/s/ W. Austin Lewis	March 31, 2017
W. Austin Lewis
Director

FluoroPharma Medical, Inc.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of FluoroPharma Medical, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FluoroPharma Medical, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a significant accumulated deficit and, at December 31, 2016, the Company did not have sufficient capital to fund its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 31, 2017

FLUOROPHARMA MEDICAL, INC. and Subisidiary
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and cash equivalents	$24,723	$290,847
Prepaid expenses and other	23,060	218,155
Total Current Assets	47,783	509,002

Property and equipment, net	7,424	11,049
Intangible assets, net	279,553	318,547

Total Assets	$334,760	$838,598
`
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable - short term, net (see Note 5)	$5,769,558	$4,349,449
Notes payable - short term	55,000	-
Accounts payable	1,413,874	1,219,867
Derivative liabilities	251,806	1,526,060
Deferred revenue	408,333	-
Accrued expenses and other	2,615,481	1,603,605
Total Current Liabilities	10,514,052	8,698,981

Commitments & Contingencies

Stockholders’ Deficit:
Preferred stock Series A; $0.001 par value, 3,500,000 shares designated
9,370 and 150,611 shares issued and outstanding at December 31, 2016 and 2015, respectively (preference in liquidation of $7,777 at December 31, 2016)	11	152
Preferred stock Series B; $0.001 par value, 12,000,000 shares designated
5,382,071 shares issued and outstanding at December 31, 2016 and 2015 (preference in liquidation of $5,860,248 at December 31, 2016)	5,382	5,382
Common stock - Class A - $0.001 par value, 200,000,000 shares authorized, 34,074,284 and 32,908,503 shares issued and outstanding
at December 31, 2016 and 2015, respectively	34,075	32,910
Additional paid-in capital	24,958,880	24,705,547
Accumulated deficit	(35,177,640)	(32,604,374)
Total Stockholders’ Deficit	(10,179,292)	(7,860,383)

Total Liabilities and Stockholders’ Deficit	$334,760	$838,598

 See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Operating Expenses:
General and administrative	$1,691,048	$2,465,478
Research and development	511,381	720,861
Total Operating Expenses	2,202,429	3,186,339

Loss from Operations	(2,202,429)	(3,186,339)

Other Income (Expense):
Other income	2,485	-
Loss on debt extinguishment	(995,735)	-
Gain on settlement of accounts payable	107,451	184,039
Loss on sale of trading securities	-	(11,946)
Unrealized gain on trading securities	-	7,986
Gain on revaluation of derivative liabilities	2,300,341	715,962
Interest and other expense	(1,261,974)	(873,359)
Total Other Income, net	152,568	22,682

Net Loss	$(2,049,861)	$(3,163,657)

Preferred Stock Dividends	(523,405)	(574,034)

Net Loss Attributable to Common Stockholders	$(2,573,266)	$(3,737,691)

Net Loss per Common Share - Basic and Diluted	$(0.08)	$(0.12)

Weighted Average Shares Used in
per Share Calculation - Basic and Diluted:	33,556,201	30,038,240

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Additional		Total Stockholders'
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
BALANCE, December 31, 2014	949,477	$951	5,694,571	$5,695	29,197,497	$29,199	$24,034,203	$(28,866,683)	$(4,796,635)

Share Based Compensation							135,492		135,492
Fair value of warrants issued							80,472		80,472
Common stock issued in settlement of accounts payable					738,572	739	276,511		277,250
Common stock issued for consulting services					128,571	129	59,871		60,000
Preferred Stock Dividend - Series A	57,353	57			45,987	46	64,532	(64,635)	-
Common Stock issued for cash, net of offering costs of $31,445									-
Conversion of Series A Preferred to Common Stock	(856,219)	(856)			1,923,324	1,923	(1,067)		-
Conversion of Series B Preferred to Common Stock			(312,500)	(313)	714,285	714	(401)		-
Preferred Stock Dividend Accrued - Series B								(509,399)	(509,399)
Warrant modification and reclassification to derivative liability									-
Common Stock issued in lieu of accumulated dividend on Series B					160,267	160	55,934		56,094
Exercise of Warrants									-
Net loss								(3,163,657)	(3,163,657)
BALANCE, December 31, 2015	150,611	$152	5,382,071	$5,382	32,908,503	$32,910	$24,705,547	$(32,604,374)	$(7,860,383)

Share Based Compensation							32,451		32,451
Fair value of warrants issued							22,576		22,576
Common stock issued in settlement of accounts payable					61,159	61	21,345		21,406
Preferred Stock Dividend - Series A	9,370	10			10,432	10	10,688	(10,708)	-
Conversion of Series A Preferred to Common Stock	(150,611)	(151)			440,202	440	(289)		-
Preferred Stock Dividend Accrued - Series B								(512,697)	(512,697)
Conversion of Convertible Notes Payable to Common Stock					653,988	654	166,562		167,216
Net loss								(2,049,861)	(2,049,861)
BALANCE, December 31, 2016	9,370	$11	5,382,071	$5,382	34,074,284	$34,075	$24,958,880	$(35,177,640)	$(10,179,292)

 See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements

FLUOROPHARMA MEDICAL, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,049,861)	$(3,163,657)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	43,912	46,365
Amortization of issuance costs and discounts on convertible notes	751,684	511,362
Accretion of interests related to convertible notes	199,515	-
Share-based compensation related to stock options	32,451	135,492
Fair value of warrants	22,576	80,472
Fair value of stock issued for consulting	-	30,000
Gain on accounts payable settlement	(107,451)	(184,039)
Loss on debt extinguishment	995,735	-
Net loss on sale of trading securities	-	11,946
Change in unrealized loss on trading securities	-	(7,986)
Gain on revaluation of derivative liabilities	(2,300,341)	(715,962)
(Increase) decrease in:
Prepaid expenses and other	77,878	(113,247)
Increase (decrease) in:
Accounts payable	322,864	616,676
Deferred revenue	408,333	-
Accrued expenses and other	722,584	75,689
Net Cash Used by Operating Activities	(880,121)	(2,676,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	-	35,970
Purchase of equipment	(1,293)	(6,694)
Net Cash Provided (Used) by Investing Activities	(1,293)	29,276

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short - term financing	155,000	365,000
Proceeds from issuance of convertible notes payable – short term	570,000	2,980,005
Notes payable issuance costs	(9,710)	(168,690)
Repayment of notes payable	(100,000)	(490,000)
Net Cash Provided by Financing Activities	615,290	2,686,315

Net change in Cash and Cash Equivalents	(266,124)	38,702
Cash and Cash Equivalents, Beginning of Period	290,847	252,145
Cash and Cash Equivalents, End of Period	$24,723	$290,847

Supplemental Cash Flow Disclosures:
Interest expense paid in cash	$472	$3,543
Tax paid	$1,662	$1,912

Supplemental Non-Cash Disclosure:
Series B Preferred Stock dividends	$512,697	$453,305
Series A Preferred Stock dividends	$7,777	$47,602
Accounts payable settled in Common Stock	$21,406	$277,250
Series A Preferred Stock dividend issued upon conversion to Common Stock	$2,931	$17,033
Prepaid consulting settled in Common Stock	$-	$30,000
Conversion of Series A Preferred Stock to Common Stock	$440	$1,923
Conversion of Series B Preferred Stock dividend to Common Stock	$-	$56,094
Conversion of Series B preferred shares to Common Stock	$-	$313
Conversion of Convertible Notes plus accreted interests	$178,731	$-
Fair value of warrants issued as covenant settlement	$-	$80,472
Fair value of warrants issued with Convertible Notes	$-	$358,255
Fair value of warrants issued to Convertible Notes placement agents	$-	$39,108
Fair value of embedded derivative liability in 2016 Convertible Notes	$95,407	$-
Fair value of embedded derivative liability in 2015 Convertible Notes	$-	$490,340
Fair value of embedded derivative liability in 2014 Convertible Notes	$945,951	$-
Embedded conversion feature -Amended 2014 Notes Converted	$15,271	$-

See the report of independent registered public accounting firm and the accompanying notes to these consolidated financial statements

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses attributable to common stockholders of $35,217,640 as of December 31, 2016.  The Company has historically financed its operations through issuances of equity and the proceeds of debt instruments. In the past, the Company has also provided for its cash needs by issuing common stock, options and warrants for certain operating costs, including consulting and professional fees.  During the year ended December 31, 2016, the Company raised net cash proceeds of $615,290 through the issuance of notes payable. In addition, during the year ended December 31, 2016, the Company received payments of $775,000 in accordance with two exclusive license agreements.

The Company continues to actively pursue various funding options, including equity offerings, to obtain additional funds to continue the development of its products and bring them to commercial markets. Management continues to assess fund raising opportunities to ensure minimal dilution to its existing shareholder base and to obtain the best price for its securities. Management is optimistic based upon its ability to raise funds in prior years, through private placement offerings (see Note 5), that it will be able to raise additional funds in the future.  If the Company is unable to raise additional capital as may be needed to meet its projections for operating expenses, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its clinical trials.  The outcome of these matters cannot be predicted at this time. The Company is uncertain whether it can obtain financing to complete its clinical trials. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at December 31, 2016 and 2015.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment at December 31, 2016 and 2015 consisted of computer and office equipment and machinery and equipment with estimated useful lives of three to five years.  Depreciation was $4,918 and $7,372 in the years ended December 31, 2016 and 2015, respectively.

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

Management has determined that no impairments were required as of December 31, 2016 and 2015, respectively.

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

The Company has derivative liabilities at December 31, 2016 and 2015 relating to certain warrants and embedded conversion features that contain anti-dilution provisions.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$--	$251,806	$251,806

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Current Liabilities:
Derivative liabilities	$-	$--	$1,526,060	$1,526,060

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative liabilities:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Fair value at beginning of the year	$1,526,060	$1,354,319
Issuance of warrants – 2015 Notes	-	397,363
Embedded conversion feature – 2015 Notes	-	490,340
Embedded conversion feature – Amended 2014 Notes	945,951	-
Embedded conversion feature – 2016 Notes	95,407	-
Embedded conversion feature – Amended 2014 Notes converted	(15,271)	-
Change in fair value	(2,300,341)	(715,962)
Fair value at end of the year	$251,806	$1,526,060

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes.  Income tax positions must meet a more-likely-than-not threshold in order to be recognized in the financial statements. There were no recognized uncertain tax positions at December 31, 2016 and 2015.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.  As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or de-recognition.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2016 or 2015, and has not recognized interest and/or penalties in the statement of operations for the years ended December 31, 2016 and 2015.   Further, the Company currently has no open tax years, subject to audit prior to December 31, 2013.

Accounting for Share-Based Payments

The Company follows the provisions of ASC Topic 718, which establishes the accounting for transactions in which an entity exchanges equity securities for services and requires companies to expense the estimated fair value of these awards over the requisite service period. The Company uses the Black-Scholes option pricing model in determining fair value. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed, which resulted in stock-based compensation expense for the years ended December 31, 2016 and 2015 of $32,451 and $135,492, respectively.

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

The fair value of each share-based payment is estimated on the measurement date using the Black-Scholes model with the following assumptions:

	2016	2015
Risk-free interest rate	1.83%	2.07%
Expected volatility	68.09%	49.42%
Dividend yield	none	none
Expected term	5 years	6.5 years

Net Loss per Common Share

The Company computes net loss per common share in accordance with ASC Topic 260. Net loss per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, and convertible notes, if applicable, that are outstanding each year.

Basic and diluted earnings per share were the same for all periods presented as including common stock equivalents in the calculation of diluted earnings per share would have been antidilutive. As of December 31, 2016, the Company had outstanding options exercisable for 2,736,839 shares of its common stock, warrants exercisable for 16,137,761 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 27,775 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 20,929,456 shares of common stock. As of December 31, 2015, the Company had outstanding options exercisable for 4,996,095 shares of its common stock, warrants exercisable for 16,281,164 shares of its common stock, series A preferred stock (the “Series A Preferred Stock”) convertible into 357,163 shares of common stock, and series B preferred stock (the “Series B Preferred Stock”) convertible into 15,278,717 shares of common stock.

Research and Development Costs

Research and development costs are expensed as incurred.

Segment Reporting

The Company has determined that it operates in only one segment currently, which is biopharmaceutical research and development.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The core principle of the guidance is that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are available to be issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events that will alleviate the substantial doubt are adequately disclosed in the footnotes to the financial statements. This guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 as of December 31, 2016 and updated the related disclosures. Other than the updates to going concern related disclosures, the adoption of ASU 2014-15 did not have an impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, 'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 is intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The Company adopted ASU 2015-03 on January 1, 2016 and applied the standard retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $17,116 and $136,260 of unamortized debt issuance costs related to the Company's Convertible Notes (see Note 5) from prepaid expenses and other current assets to convertible notes payable within the Company’s condensed consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's financial statements.

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

3.            OTHER BALANCE SHEET INFORMATION

Components of selected captions in the accompanying balance sheets as of December 31, 2016 and 2015 consist of:

	December 31, 2016	December 31, 2015
Prepaid expenses and other:
Prepaid insurance	$20,038	$39,756
Annual license fee	-	104,167
Other	3,022	74,232
Prepaid expenses and other	$23,060	$218,155

Property and equipment:
Computers and office equipment	$75,204	$73,911
Machinery and equipment	112,421	112,421

Less: accumulated depreciation	(180,201)	(175,283)
Property and equipment, net	$7,424	$11,049

Accrued expenses and other:
Professional fees	$32,000	$49,703
Accrued dividends Series B Preferred Stock	1,554,591	1,041,894
Deferred salary	237,293	88,958
Accrued interest on Notes Payable	523,360	327,203
Accrued research and development	53,995	39,268
Funded research	77,316	-
Other	136,926	56,579
Accrued expenses and other	$2,615,481	$1,603,605

4.             INTANGIBLE ASSETS

Intangible assets as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015
Technology license	$413,398	$413,398
Less: accumulated amortization	(133,845)	(94,851)
Intangibles, net	$279,553	$318,547

Amortization expense relating to intangible assets was $38,994 during the years ended December 31, 2016 and 2015.

On June 26, 2014, the Company and The General Hospital Corporation, d/b/a Massachusetts General Hospital (“MGH”) entered into two license agreements, which replaced the single license agreement dated April 27, 2009. The Company paid to MGH an initial license fee of $175,000 for each license.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy. Based on our assessment, we did not recognize any impairment as of December 31, 2016 and 2015.

Future amortization will approximate $39,000 for each of the next five years.

See Note 12 for commitments and contingencies associated with the Company’s technology licenses.

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

In order to account for the Debt Extinguishment, the Company recorded the Amended 2014 Notes and the embedded conversion feature at their then fair values of $2,495,582 and $945,951, respectively.  The embedded conversion feature was recorded as a derivative liability after determining the requirements for equity classification, in accordance with ASC Topic 815-40, were not met.  The difference between the carrying value of the 2014 Notes, including all principal, accrued interest and deferred financing costs and the fair value of the Amended 2014 Notes and embedded conversion feature was recorded as a loss on debt extinguishment of $1,022,520 in the statement of operations.  The difference between the principal amount of the Amended 2014 Notes and the fair value of the Amended 2014 Notes of $238,515 will be amortized to interest expense over the term of the notes. During the year ended December 31, 2016, the Company amortized interest of $199,515 on the Amended 2014 Notes.

On July 22, 2016, the Company entered into a further amendment to the 2014 Notes to extend the maturity date of the Notes for an additional ninety days. On November 2, 2016, the Company obtained majority approval to further amend the 2014 Notes to extend the maturity date of the Notes for an additional ninety days, with an effective date of October 22, 2016.  On March 13, 2017, the Company obtained majority approval to further amend the 2014 Notes to extend the maturity date of the Notes to June 22, 2017, with an effective date of January 22, 2017.

During the year ended December 31, 2016, the Company issued 653,988 shares of common stock pursuant to the conversion of Amended 2014 Notes. The carrying value of the converted Amended 2014 Notes plus accreted interest was approximately $178,731 and the fair value of the derivative related to the embedded conversion feature was $15,271. The Company recorded a gain on extinguishment related to these conversions totaling $26,785.

The calculation of the net loss on extinguishment is as follows:

December 31, 2016

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

On May 26, 2016, the 2015 Notes were amended to (i) extend the maturity date an additional six months and (ii) increase the interest rate, from 8% to 12%, applied retroactively from the initial issuance date of the Notes. The Company applied guidance in ASC 470-50 and determined that the amendment did not qualify as a debt extinguishment. This determination was made after calculating that the present value of the cash flows under the modified debt instrument is less than a 10 percent change from the present value of the remaining cash flows under the original debt. On December 5, 2016, the Company obtained majority approval to further amend the 2015 Notes to extend the maturity date of the 2015 Notes for additional six months, with an effective date November 28, 2016.

Lewis Opportunity Fund, an affiliate of W. Austin Lewis, IV, a member of the Company’s Board of Directors, participated as an investor in the Convertible Notes in 2015 in an aggregate principal amount of $2,000,000 and was issued warrants to purchase an aggregate of 2,857,143 shares of common stock.

2016 Convertible Notes Payable

During 2016, the Company issued convertible promissory notes (the “2016 Convertible Notes”) in the principal amount of $570,000 under the terms of a new Note Purchase Agreement. The Company’s Chief Executive Officer and the W. Austin Lewis Defined Benefit Plan, an affiliate of W. Austin Lewis, IV, a member of the Company’s Board of Directors, participated as an investor in the Convertible Notes in 2016 in an aggregate principal amounts of $150,000 and $160,000, respectively.

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

Upon the closing of a Subsequent Financing, each of the investors shall be issued, in addition to any warrants issued in connection with a Subsequent Financing, an additional warrant (the “Additional Warrant”), to purchase a number of shares of common stock equal to fifty percent (50%) of the number of shares of common stock purchased by such investor in the Subsequent Financing assuming a per share purchase price of the securities to be issued in the Subsequent Financing. The terms of the Additional Warrants shall be substantially identical to the terms of the warrants issued in the Subsequent Financing, except the exercise price per share of the Additional Warrants shall be equal to the per share purchase price of the securities issued in the Subsequent Financing. In the event no warrants are issued in the Subsequent Financing, each of the investors shall nonetheless be entitled to an Additional Warrant, which Additional Warrant shall be non-callable, exercised on a cash only basis and have a term of five (5) years following the closing date of the Subsequent Financing.

The conversion feature of the 2016 Convertible Notes was analyzed.  The Company determined that the embedded conversion feature did not meet the requirements for equity classification in accordance with ASC Topic 815-40.  Therefore, the conversion feature with a fair value of $95,407 was bifurcated from the host contract, the 2016 Convertible Notes, and recorded as a derivative liability, thereby creating a discount on the 2016 Convertible Notes.  The conversion feature is also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s consolidated statement of operations.

On July 22, 2016, the 2016 Convertible Notes were amended to change the final closing date from 120 days to 240 days after the initial closing of March 23, 2016.

A reconciliation of the Company’s Convertible Notes Payable – Short Term, as of December 31, 2016, is as follows:

	2014 Amended Notes	2015 Convertible Notes	2016 Convertible Notes	Total

Principal	$2,198,416	$2,780,005	$570,000	$5,548,421
Adjustments to fair value, net of accretion	496,681	-	-	496,681
Conversions	(175,922)	-	-	(175,922)
Debt discount	-	(44,268)	(38,238)	(82,506)
Deferred financing costs	-	(13,404)	(3,712)	(17,116)

	$2,519,175	$2,722,333	$528,050	$5,769,558

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

Other Notes Payable

On September 27, 2016, the Company borrowed $100,000 in the form of a short term promissory note (the “Note”). The Note matures on October 31, 2016 and bears interest at the rate of 5% per annum if the Note is repaid on or prior to the maturity date and 15% if the Note is not repaid by the maturity date. On November 2, 2016, the Company repaid the Note and accumulated interest in the aggregate amount of $100,472.

On October 25, 2016, the Company borrowed $5,000 in the form of a promissory note (the “Note”), from a former Director of the Company, which matured on November 25, 2016. The Note has been amended to extend the maturity date to June 30, 2017.

On December 22, 2016, the Company borrowed $50,000 in the form of a promissory note (the “Note”). The Note matures on January 31, 2017 and bears interest at the rate of 10% per annum if the Note is repaid on or prior to the maturity date and 15% if the Note is not repaid by the maturity date.

In connection with the issuance of the other notes payable and the convertible notes in 2014, 2015 and 2016, the Company incurred $345,836 in issuance costs.  These costs are recorded as deferred issuance costs, which are offset against the proceeds from the convertible notes on the Company’s balance sheet and amortized to interest expense over the term of such convertible notes. For the period ended December 31, 2016 and 2015, the Company has amortized $117,217 and $155,479, respectively, of issuance costs to expense.  For the period ended December 31, 2016 and 2015, the Company recorded non-cash interest expense related to the amortization of the discount on the convertible notes of $505,613 and $355,883, respectively.

Interest expense, including accretion of the 2014 Amended Notes to fair value, amortization of deferred issuance costs and debt discounts related to the warrants and beneficial conversion feature, totaled $1,261,974 and $873,359 for the year ended December 31, 2016 and 2015, respectively.

6.            LICENSE AGREEMENT

On June 3, 2016, the Company entered into two exclusive license agreements (the “Licenses”) with Sinotau USA, Inc., a wholly-owned subsidiary of Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”), a pharmaceutical organization. Sinotau is responsible for developing and commercializing the Company’s proprietary cardiac PET imaging assets, CardioPET and BFPET, in China and Canada.  Sinotau also retains a first right of refusal to license the technology for development in Australia and Singapore. In accordance with the Licenses, the Company is entitled to upfront payments of $550,000, milestone payments totaling $1,450,000 upon the completion of certain development activities and royalties on future sales made by Sinotau. As of December 31, 2016, the Company has received payments of $775,000 under the terms of the License.

As of December 31, 2016, the transfer of technology specified in the Sinotau agreement has not been completed and therefore a portion of the payments received totaling $408,333 has been recorded as deferred revenue. The remaining portion of the payments received, totaling $366,667, is to be used in order to further fund the Company’s research and development activities and is included in accrued expenses and other liabilities until such research and development costs are incurred. As of December 31, 2016, the Company has incurred $289,351 of research and development costs and recorded these amounts as a reduction in research and development expenses. The unused portion of funded research totaling $77,316 remains in accrued expenses and other liabilities as of December 31, 2016.

License payments, excluding payments to fund further research, are subject to the Company’s license agreement with MGH (see Note 12). Upon receiving the upfront payment from Sinotau, the Company recorded a royalty expense of $88,750, payable to MGH, within research and development expenses.

7.            CAPITAL STOCK

SERIES A PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 3,500,000 shares have been designated Series A Preferred Stock. At December 31, 2016 and 2015, 9,370 and 150,611 shares of Series A Preferred Stock, respectively, were issued and outstanding.

The material terms of the Series A Preferred Stock, as specified in the Certificate of Designation for the Series A Preferred Stock, are as follows:

Conversion

Each share of Series A Preferred Stock may, at the holder’s option, convert into common stock. The conversion rate is equal to the sum of the stated value of the Series A Preferred Stock, which is $0.83 per share, plus all accrued and unpaid dividends, divided by the conversion price. As of December 31, 2016, the conversion price was $0.28.

During the year ended December 31, 2016, 150,611 shares of Series A Preferred Stock were converted into 440,202 shares of the Company’s common stock. In addition, the Company issued 10,432 shares of the Company’s common stock in satisfaction of $2,931 dividend accrued on the shares of Series A Preferred Stock that were converted. During the year ended December 31, 2015, 856,219 shares of Series A Preferred Stock were converted into 1,923,324 shares of the Company’s common stock. In addition, the Company issued 45,987 shares of the Company’s common stock in satisfaction of $17,033 dividend accrued on the shares of Series A Preferred Stock that were converted.

Subject to the specified provisions, the Series A Preferred Stock will automatically convert into common stock at the conversion price on the mandatory conversion date, which is defined as the first date at least six (6) months after the issuance of the Series A Preferred Stock on which each of the following conditions shall have been satisfied: (i) the Company shall have consummated, a qualified financing for aggregate gross proceeds to the Company of $7,000,000, (ii) the volume weighted average trading price for the Company’s common stock for each day on thirty (30) consecutive trading days immediately preceding such date, must be above $1.50 and the trading volume over that period must exceed 1,500,000 shares, and (iii) as of such date, all shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under the Securities Act of 1933, as amended (the “Act”) pursuant to an effective registration statement or are otherwise eligible for sale under Rule 144 under the Act. As of December 31, 2016, no mandatory conversion has taken place as all of the conditions required for such mandatory conversion have not occurred.

Dividends

(a) Cumulative Preferred Dividends.  Each holder of the Series A Preferred Stock shall be entitled to receive cash dividends payable on the stated value of the Series A Preferred Stock at a rate of 10% per annum which shall be cumulative and accrue daily from the original issuance date.

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

For the year ended December 31, 2016, the Company accrued a preferred stock dividend of $10,708 and issued 9,370 shares of Series A Preferred Stock in payment of such dividend. In addition, during the year ended December 31, 2016, the Company issued 10,432 shares of common stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into common stock. For the year ended December 31, 2015, the Company accrued a preferred stock dividend of $64,635 and issued 57,353 shares of Series A Preferred Stock in payment of such dividend. In addition, during the year ended December 31, 2015, the Company issued 45,987 shares of common stock in payment of such dividend as related to the shares of Series A Preferred Stock converted into common stock.

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

SERIES B PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.001 par value, of which 12,000,000 shares have been designated Series B Preferred Stock. At December 31, 2016 and 2015, 5,382,071 shares of Series B Preferred Stock were issued and outstanding.

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

For the year ended December 31, 2016, the Company accrued a Series B Preferred Stock dividend of $512,697 which is included in accrued expenses in the Company’s consolidated balance sheet. As of December 31, 2016, no voluntary conversion has taken place. For the year ended December 31, 2015, the Company accrued a Series B Preferred Stock dividend of $509,399 which is included in accrued expenses in the Company’s consolidated balance sheet. In addition, the Company issued 160,267 shares of common stock in payment of such dividend as related to the 312,500 shares of Series B Preferred Stock converted to common stock during the year ended December 31, 2015.

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

Voluntary Conversion

Each share of Series B Preferred Stock is convertible at the holder’s option into the Company’s common stock in an amount equal to the stated value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price was $0.80 per share and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti-dilution adjustments for future issuances of other Company securities.   At December 31, 2016, the conversion price was $0.28 per share.

During the year ended December 31, 2016, no voluntary conversions have taken place. During the year ended December 31, 2015, 312,500 shares of Series B Preferred Stock were converted into 714,285 shares of the Company’s common stock.

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

COMMON STOCK

The Company has authorized 200,000,000 shares of its common stock, $0.001 par value, At December 31, 2016 and 2015, the Company had issued and outstanding 34,074,284 and 32,908,503, respectively, shares of its common stock.

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

8.            STOCK PURCHASE WARRANTS

Common Stock Warrants

During the year ended December 31, 2016, the Company issued 200,000 common stock warrants at an exercise price of $0.28 per share with a five-year term to a consultant.  The fair value of these warrants of $22,576 was recorded as expense in the year ended December 31, 2016.

During the year ended December 31, 2016, 343,403 stock purchase warrants expired with a weighted average exercise price of $0.88.

As a result of the amendment to the 2014 Notes entered into with existing convertible note holders on January 20, 2016, the conversion price of certain related warrants has been adjusted to $0.28 per share.

During the year ended December 31, 2015, the Company issued 3,971,436 common stock warrants to investors and 406,859 common stock warrants to the placement agents in connection with issuance of the 2015 Convertible Notes (see Note 5). These warrants are recorded as a derivative liability.

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

As a result of the issuance of the 2015 Convertible Notes, the exercise price of the 8,676,408 common stock warrants, which were issued in connection with the Company's Series B Preferred Stock in 2013 and 2014, was reduced to $0.35 per share.

The following is a summary of all common stock warrant activity during the year ended December 31, 2016:

	Number of Shares Under Warrants	Exercise Price Per Share	Weighted Average Exercise Price
Warrants issued and exercisable at December 31, 2015	16,281,164	$0.35 - 1.33	$0.48
Warrants Issued/Exchanged	200,000	$0.28	$0.28
Warrants Expired/Forfeited	(343,403)	$0.83 – 1.33	$0.88
Warrants issued and exercisable at December 31, 2016	16,137,761	$0.28 - 1.33	$0.37

The following represents additional information related to common stock warrants outstanding and exercisable at December 31, 2016:

Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
$0.28	13,054,703	2.42	$0.28
Total warrants accounted for as derivative liability	13,054,703	2.42	$0.28

$0.28	200,000	4.30	$0.28
$0.50	607,229	3.79	$0.50
$0.83	1,928,500	2.01	$0.83
$0.85	181,912	0.88	$0.85
$1.00	165,417	2.13	$1.00
Total warrants accounted for as equity	3,083,058	2.45	$0.79
Total for all warrants outstanding	16,137,761	2.42	$0.37

The Company used the Black-Scholes option price calculation to value the warrants granted in 2016 using the following assumptions: risk-free rate of 1.24%, volatility of 68.09%, actual term and exercise price of warrants granted.   For warrants granted that are accounted for as a derivative liability, the Company used a Binomial Options Pricing model.  The primary assumptions used to determine the grant date fair value of these warrants were: a risk free interest rate with the range from 1.01% - 1.93%, volatility of 68.89%, actual term and exercise price of the warrants granted. There were no material changes to the primary assumptions, as noted above, used to determine the fair value of the warrants as of December 31, 2016.

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

9.             COMMON STOCK OPTIONS

On February 11, 2011, the Company adopted its 2011 Equity Incentive Plan (the “Plan”) under which 6,475,750 shares of common stock were reserved for issuance under options or other equity interests as set forth in the Plan. Under the Plan, options are available for issuance to employees, officers, directors, consultants and advisors. The Plan provides that the board of directors will determine the exercise price and vesting terms of each option on the date of grant. Options granted under the Plan generally expire ten years from the date of grant. As of December 31, 2016, there were 3,577,661 shares available for issuance under the Plan.

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

The following is a summary of all common stock option activity for the year ended December 31, 2016:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,996,095	$0.65
Options granted	125,411	$0.35
Options forfeited	(2,384,667)	$0.70
Options exercised	-	$-
Outstanding at December 31, 2016	2,736,839	$0.58

	Options Exercisable	Weighted Average Exercise Price per Share
Exercisable at December 31, 2015	4,312,762	$0.68
Exercisable at December 31, 2016	2,283,506	$0.62

The weighted average fair value of options granted during the year ended December 31, 2016 was $0.14.

The weighted average remaining contractual term for exercisable and outstanding options is 4.55 and 5.15 years, respectively.  The aggregate intrinsic value of all of the Company’s exercisable and outstanding options is approximately $0 and $0, respectively.

As of December 31, 2016, there was approximately $31,906 of unrecognized compensation cost related to non-vested options. The unrecognized compensation expense is estimated to be recognized over a period of 1.7 years at December 31, 2016.

The Company used the Black-Scholes option pricing model to value all option grants (see Note 2, Summary of Significant Accounting Policies, “Accounting for Share Based Payments”).

10.            RETIREMENT PLAN

In 2011, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company.  All employees are eligible to become participants of the plan upon reaching age 21 on the first day of the month following the hire date.  Each employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations.  The Company reserves the right to make additional contributions to the plan.  The Company has elected to make “safe harbor” contributions equal to 100% of the first 6% of participants’ elective deferrals.  In the years ended December 31, 2016 and 2015, the Company recognized expense related to its contributions of $31,300 and $37,175, respectively.

11.           INCOME TAXES

The Company is subject to taxation in the U.S. and the State of New Jersey. At December 31, 2016 and 2015, the Company had gross deferred tax assets calculated at an expected blended rate of 39.94% of approximately $12,267,597 and $11,149,349, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $12,266,000 and $11,149,000 has been established at December 31, 2016 and 2015, respectively.

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Gross deferred tax assets:
Net operating loss carry-forwards	$10,144,390	$9,099,986
Stock based expenses	1,108,677	1,094,424
Tax credit carry-forwards	361,758	363,607
Capital loss carry-forwards	462,566	462,128
Long lived assets	190,206	129,204
	12,267,597	11,149,349
Deferred tax asset valuation allowance	(12,267,597)	11,149,349)
Net deferred tax asset	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31, 2016	December 31, 2015
Income taxes benefit (expense) at statutory rate	34.00%	34.00%
State income tax, net of federal benefit	(5.94)%	(5.94)%
Permanent differences
Meals & entertainment	(0.16)%	(0.01)%
Share-based compensation & warrant adjustments	14.00%	2.56%
Change in valuation allowance	(41.90)%	(30.62)%
	0%	0%

At December 31, 2016, the Company has gross net operating loss carry-forwards for federal income tax purposes of approximately $26,800,000 which expire in the years 2023 through 2036. The Company has gross state net operating loss carryforwards of approximately $22,800,000 which expire in the years 2030 through 2035.  The Company also has federal research and development carryforwards of approximately $362,000 which expire twenty years from the date of inception.  The net increase in the valuation allowance in the years ended December 31, 2016 and 2015 was approximately $1,000,000 and $1,500,000, respectively.

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

12.          COMMITMENTS AND CONTINGENCIES

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

The Company pays annual maintenance fees of $125,000 for each of its license agreements. For the years ended December 31, 2016 and 2015, the Company has recorded license fee expenses of $250,000 and $153,332, respectively.

On August 10, 2016, the Company entered into agreements with MGH to amend the Agreements to include the potential to license technical information in addition to intellectual property.

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

The future minimum lease payments remaining through August 1, 2017 amount to $17,312.

Rent expense, net of sublease income, was $37,551 and $76,975 for the years ended December 31, 2016 and 2015, respectively.

Legal Contingencies

The Company is not aware of any material, active, pending or threatened proceeding, nor is the Company, or any subsidiary, involved as a plaintiff or defendant in any other material proceeding or pending litigation.

13.          SUBSEQUENT EVENTS

In 2017, Dr. Peter Conti, Mr. Johan (Thijs) Spoor, and Mr. Lawrence Atinsky resigned as directors. The resignations are not due to any disagreements on any matter relating to the Company’s operations, policies and practices.

On March 13, 2017, the Company obtained majority approval to further amend the 2014 Notes to extend the maturity date of the Notes to June 22, 2017, with an effective date of January 22, 2017.

In February 2017, the Company issued 187,980 shares of common stock pursuant to the conversion of 2014 Convertible Notes.

During 2017, the Company issued promissory secured notes for the aggregate amount of $155,000 with terms substantially similar to the 2016 Convertible Notes (see Note 5).

Effective as of February 24, 2017, Platinum Montaur, on behalf of itself and each of its successors and assigns, waived its Preferred Ratchet Rights and Warrant Ratchet Rights with respect to the Subsequent Financing, as defined, provided, however, that such waiver shall be automatically revoked and of no further force and effect if the Subsequent Financing is not completed by August 10, 2017.

On March 30, 2017, the Company obtained majority approval to amend the 2016 Notes to September 23, 2017, with an effective date of March 23, 2017.